Form 10-Q
period 1996-06-30
MOTELS OF AMERICA INC
filed 1996-08-13
CIK 816746

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ______________________
                                      FORM 10-Q

                                      (Mark One)

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996.

                                          or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _____________

                           Commission File Number: 33-78866
                                 ______________________
                                 MOTELS OF AMERICA, INC.
                (Exact name of registrant as specified in its charter)

                   Delaware                                     33-0166914
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)
                                 ______________________

                               701 Lee Street, Suite 1000
                               Des Plaines, Illinois 60016
                                     (847) 803-1200

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                                 ______________________

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
        90 days.
                                                           [X] Yes    [  ] No

               Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                           [X] Yes    [  ] No

               Number of shares of Common Stock, $.01 par value outstanding as of August 9, 1996: 800,000

                                     INDEX

                    MOTELS OF AMERICA, INC. AND SUBSIDIARIES


       Part I - Financial Information


       Item 1.  Financial Statements

        Condensed consolidated balance sheets - June 30, 1996 (unaudited)
        and December 31, 1995 ............................................   2

        Condensed consolidated statements of operations - Three months ended June 30, 1996 and 1995 (unaudited); Six months ended
        June 30, 1996 and 1995 (unaudited) ...............................   3

        Condensed consolidated statements of cash flows - Six months
        ended June 30, 1996 and 1995 (unaudited) .........................   4

        Notes to condensed consolidated financial statements -
        June 30, 1996 (unaudited) ........................................   5


       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        General ..........................................................   6

        Results of Operations ............................................   8

        Liquidity and Capital Resources ..................................  13


       Part II - Other Information


       Item 1.  Legal Proceedings ........................................  15

       Item 2.  Changes in Securities ....................................  15

       Item 3.  Defaults upon Senior Securities ..........................  15

       Item 4.  Submission of Matters to a Vote of Security Holders ......  15

       Item 5.  Other Information ........................................  15

       Item 6.  Exhibits and Reports on Form 8-K .........................  15

       Signatures ........................................................  16

                           PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                        MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                 June 30,      December 31,
                                                                    1996          1995
                                                               ----------    -----------
                                                               (Unaudited)
ASSETS
  Cash and cash equivalents ...............................   $    9,367    $    13,897
  Restricted cash .........................................        1,946          2,162
  Accounts receivable from property operations ............        4,749          2,808
  Operating supplies and prepaid expenses .................        2,860          3,349
  Deposits and other assets ...............................        5,203          2,893
  Mortgage and other notes receivable .....................        3,493          2,788
  Investment property:
    Operating properties, net of accumulated depreciation
      of $56,898 in 1996 and $51,075 in 1995 ..............      321,941        278,281
    Land held for development .............................        4,046          4,046
                                                               ----------    -----------
  Total investment property ...............................      325,987        282,327
  Financing and other deferred costs, net of accumulated
    amortization of $3,062 in 1996 and $2,127 in 1995 .....       14,218         14,927
  Deferred tax asset ......................................        2,177          2,210
                                                               ----------    -----------
                                                              $  370,000    $   327,361
                                                               ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable ..................................   $    2,891    $     1,554
  Real estate taxes payable ...............................        2,762          1,963
  Accrued interest payable ................................        3,625          3,145
  Other accounts payable and accrued expenses .............        6,450          4,078
  Deferred tax liability ..................................        6,480          6,376
  Secured notes payable:
    Line of credit ........................................       29,752              -
    Mortgage and other notes ..............................      218,574        209,972
                                                                ---------     ----------
  Total secured notes payable .............................      248,326        209,972
  12% Senior Subordinated Notes, net of unamortized
    discount of $3,744 in 1996 and $3,885 in 1995 .........       76,256         76,115
                                                                ---------     ----------
  Total liabilities .......................................      346,790        303,203
  Minority interests ......................................        1,907          1,879
  Stockholders' equity:
    Common stock, $.01 par value, 1,500,000 shares
      authorized, 800,000 shares issued and outstanding ...            8              8
    Additional paid-in capital ............................       15,294         15,294
    Retained earnings .....................................        6,001          6,977
                                                                ---------    -----------
  Total stockholders' equity ..............................       21,303         22,279
                                                                ---------    -----------
                                                              $  370,000    $   327,361
                                                                =========    ===========

See accompanying notes to condensed consolidated financial statements.

                          MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited, in thousands except share data)


                                          Three Months Ended   Six Months Ended
                                                 June 30              June 30
                                           ------------------   ------------------
                                             1996      1995       1996      1995
                                           --------  --------   --------  --------

Revenues:
  Motel operating revenues .............  $ 34,861  $ 29,909   $ 62,110  $ 53,539
  Other revenues .......................        59       161        142       277
                                           --------  --------   --------  --------
Total revenues .........................    34,920    30,070     62,252    53,816
Costs and expenses:
  Motel operating expenses .............    17,951    14,236     33,577    28,019
  Marketing and royalty fees ...........     2,587     2,050      4,588     3,672
  General and administrative ...........     1,566     1,424      3,095     2,897
  Depreciation and amortization ........     3,587     3,186      6,883     6,270
  Net gain on sale of properties .......      (102)        -       (102)        -
                                           --------  --------   --------  --------
Total direct expenses ..................    25,589    20,896     48,041    40,858
                                           --------  --------   --------  --------
Net operating revenue ..................     9,331     9,174     14,211    12,958
Interest expense .......................     7,939     7,181     15,600    13,821
                                           --------  --------   --------  --------
Net income (loss) from operations ......     1,392     1,993     (1,389)     (863)
Minority interests of others in
  net income (loss) from operations ....      (134)     (169)      (185)     (182)
                                           --------  --------   --------  --------
Net income (loss) before income taxes ..     1,258     1,824     (1,574)   (1,045)
Income tax expense (credit) ............       501       728       (598)     (389)
                                           --------  --------   --------  --------
Net income (loss) ......................  $    757  $  1,096   $   (976) $   (656)
                                           ========  ========   ========  ========

Net income (loss) per common share .....  $   0.95  $   1.37   $  (1.22) $  (0.82)
                                           ========  ========   ========  ========

Weighted average number of
  common shares outstanding ............   800,000   800,000    800,000   800,000
                                           ========  ========   ========  ========

See accompanying notes to condensed consolidated financial statements.

                          MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited, in thousands)

                                                                Six Months Ended
                                                                     June 30
                                                             --------------------
                                                                 1996        1995
                                                             --------    --------

Cash flows provided by (used in) operating activities:
  Net loss .............................................   $    (976)  $    (656)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
      Depreciation, amortization and accretion of
       discount on notes ...............................       7,025       6,395
      Minority interests of others in net loss
       from operations .................................         185         182
      Deferred income taxes ............................         138        (372)
      Net gain on sale of properties ...................        (102)          -
      Change in assets and liabilities:
        (Increase) decrease in assets:
         Accounts receivable ...........................      (1,834)       (930)
         Operating supplies, prepaid expenses,
           deposits and other assets ...................        (903)     (1,843)
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ........       3,587         584
          Accrued interest payable .....................         480           5
                                                             --------    --------
Net cash provided by operating activities ..............       7,600       3,365

Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties .     (46,873)     (3,090)
  Refurbishment of investment properties ...............      (4,564)     (3,564)
  Proceeds from sale of investment properties ..........       1,349           -
  Cash restricted for refurbishment of properties ......         216         (61)
  Collections on mortgage and other notes receivable ...          45          36
                                                             --------    --------
Net cash used in investing activities ..................     (49,827)     (6,679)
Cash flows provided by (used in) financing activities:
  Proceeds from secured notes payable ..................      41,659      10,000
  Repayment of secured notes payable ...................      (3,434)     (2,679)
  Distributions to minority interests ..................        (157)       (257)
  Deferred financing costs .............................        (371)     (1,563)
                                                             --------   ---------
Net cash provided by (used in) financing activities ....      37,697       5,501
                                                             --------   ---------
Net increase (decrease) in cash and cash equivalents ...      (4,530)      2,187

Cash and cash equivalents at beginning of period .......      13,897       8,488
                                                             --------   ---------
Cash and cash equivalents at end of period .............   $   9,367   $  10,675
                                                             ========   =========
Supplementary disclosure of cash flow information:
  Cash paid during the period for interest .............   $  14,978   $  13,691
                                                             ========   =========
  Cash paid (net of refunds received) during the period
    for income taxes ...................................   $      92   $     158
                                                             ========   =========

See accompanying notes to condensed consolidated financial statements.

                          MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

                                      June 30, 1996

1.  Basis of Presentation

        The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Motels of America, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995. The terms "MOA" and the "Company" mean Motels of America, Inc. and its subsidiaries.

2.  Divestitures

       In May and June 1996, the Company sold two motel properties (including the land underlying the properties) to unaffiliated parties for approximately $1.3 million in cash and notes receivable of $750,000. The notes receivable are collateralized by the motel properties, bear interest at 9% and provide for monthly principal and interest receipts through 2011, although the notes are callable prior to their due dates. Prior to the sale of one of the properties, the Company purchased the land underlying the property for $697,000. In conjunction with the sales, the Company recorded a net gain of approximately $102,000. Under terms of MOA's $100 million secured line of credit facility (the "line of credit") entered into with Nomura Asset Capital Corporation, the Company utilized approximately $1,187,000 of proceeds from the sale of one of the motel properties to repay a portion of the line of credit.

       In June of 1996, the Company leased one of its motel properties to an unaffiliated party with the intent to sell the property to the lessee prior to September 30, 1996. The lease provides for a monthly rental amount based on a percentage of room revenue.

       In August of 1996, the Company sold a motel property (including the land underlying the property) to an unaffiliated party for approximately $100,000 in cash and a note receivable of $400,000. The note receivable is collateralized by the motel property, bears interest at 9% and provides for monthly principal and interest receipts through 2011, although the note is callable prior to its due date. Prior to the sale of the property, the Company purchased the land underlying the property for $425,000.

3.  Income Taxes

       Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

General

       MOA operates principally in the economy limited service segment of the lodging industry. As a result, its average room rates tend to be lower than the average room rates of full service lodging facilities. However, due to the limited nature of the public space and ancillary services provided by limited service motels, the Company's expenses tend to be lower than those of full service lodging facilities. The profitability of the lodging industry in general is significantly dependent upon room rental rates and occupancy rates. Due to the fixed nature of a relatively high portion of the Company's expenses, changes in either room rates or occupancy rates result in significant changes in the operating profit of the Company's motels.

       Between January 1, 1995 and June 30, 1996, the Company has acquired and sold a number of motels in various transactions summarized as follows:

                                                                 Number of
    Date                   Transaction                             Rooms
    --------------         -------------------------------      -----------
    September and
     December 1995         Purchased two motels located in          250
                           Chattanooga, TN and Indio, CA.

    December 1995          Sold two motels located in              (260)
                           Charlotte, NC and Augusta, GA.

    January 1996           Purchased nineteen motels              1,794
                           located in the eastern half
                           of the United States from
                           Forte USA, Inc.

   January through
    March 1996             Purchased two motels located in          201
                           Newark, DE and Red Wing, MN.
                           Also purchased the land
                           underlying one of its existing
                           properties.

    May 1996               Sold a motel located in                 (102)
                           Newport, KY.

    June 1996              Sold a motel located in                  (60)
                           Waukegan, IL.
                                                                  ------
                                                                  1,823
                                                                  ======

       In the aggregate, the Company expended $43.1 million in cash (net of proceeds from sales of $5.4 million) in conjunction with the above listed transactions. Cash was funded from internal sources and $42.7 million in borrowings.

       The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the date of acquisition.

Results of Operations

        The following discussion and analysis address results of operations for the three months ended June 30, 1996 and 1995.


        Three Months Ended June 30, 1996 Compared to the Three Months Ended June 30, 1995

        The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.


                                                 Supplemental Operating Results and Statistics
                                            --------------------------------------------------------
                                                                   (unaudited)

                                                            Three Months Ended June 30
                                            --------------------------------------------------------
                                               Motels Owned        Acquisitions/
                                               Both Periods        Divestitures        Consolidated
                                            -----------------   -----------------   -----------------
                                              1996      1995      1996      1995      1996      1995
                                            -------   -------   -------   -------   -------   -------
                                                    (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues ......................   $27,616   $27,472    $5,046      $430   $32,662   $27,902
    Ancillary motel revenues ...........     1,985     1,973       214        34     2,199     2,007
                                            -------   -------    ------      ----   -------   -------
      Total motel operating revenues ...    29,601    29,445     5,260       464    34,861    29,909
  Motel costs and expenses:
    Motel operating expenses ...........    14,739    13,936     3,212       300    17,951    14,236
    Marketing and royalty fees .........     2,079     2,020       508        30     2,587     2,050
    Depreciation and amortization ......     2,987     2,567       395        41     3,382     2,608
    Net gain on sale of properties .....         -         -      (102)        -      (102)        -
                                            -------   -------    ------      ----   -------   -------
      Total motel direct expenses ......    19,805    18,523     4,013       371    23,818    18,894
                                            -------   -------    ------      ----   -------   -------
                                           $ 9,796   $10,922    $1,247      $ 93    11,043    11,015
                                            =======   ======     ======      ====
Corporate operations:
  Other revenues .......................                                                59       161
  General and administrative expenses ..                                             1,566     1,424
  Depreciation and amortization ........                                               205       578
                                                                                    -------   -------
                                                                                    (1,712)   (1,841)
                                                                                    -------   -------
Net operating revenue ..................                                           $ 9,331   $ 9,174
                                                                                    =======   =======

Other data:
  Number of motels at period end .......       123       123        21         2       144       125
  Number of rooms at period end ........    10,315    10,324     2,083       260    12,398    10,584
  Occupancy percentage .................     70.83%    71.24%    65.21%    49.46%    69.85%    70.70%
  ADR (1) ..............................    $41.52    $41.13    $38.99    $36.71    $41.10    $41.05
  REVPAR (2) ...........................    $31.52    $31.40    $26.50    $19.61    $30.64    $31.11

  Net operating revenue margin (3) .....                                             26.72%    30.51%
  Net motel revenue margin (4) .........     46.29%    49.10%    30.52%    31.16%    43.85%    48.82%

[FN]
(1)  ADR represents room revenues divided by the total number of rooms occupied.

(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

(3) Net operating revenue margin represents net operating revenue divided by total motel operating revenues plus corporate other revenues.

(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

       Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income.
Total revenues increased to $34,920,000 for the three months ended June 30, 1996 from $30,070,000 for the three months ended June 30, 1995, an increase of $4,850,000 or 16.1%.

        Motel revenues increased to $34,861,000 for the three months ended June 30, 1996 from $29,909,000 for the three months ended June 30, 1995, an increase of $4,952,000 or 16.6%. Approximately $4,796,000 of the increase in motel revenues was attributable to the twenty-three motels acquired and four motels divested since January 1, 1995 (the "acquired/divested motels") and $156,000 of the increase related to motels owned during both periods. Motel revenues for motels owned during both periods increased 0.5%. The increase in motel revenues for motels owned during both periods was attributable to an increase in the average daily room rate ("ADR") partially offset by a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $41.52 for the three months ended June 30, 1996 from $41.13 for the three months ended June 30, 1995, an increase of $0.39 or 0.9%. The occupancy percentage for the three months ended June 30, 1996 for the motels owned during both periods decreased to 70.8% from 71.2% for the three months ended June 30, 1995. REVPAR for motels owned during both periods increased to $31.52 for the three months ended June 30, 1996 from $31.40 for the three months ended June 30, 1995, an increase of $.12 or 0.4%. The acquired/divested motels had an occupancy percentage of 65.2%, an ADR of $38.99 and REVPAR of $26.50 for the period which they were owned by the Company in 1996.

       Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses increased to $17,951,000 for the three months ended June 30, 1996 from $14,236,000 for the three months ended June 30, 1995, a net increase of $3,715,000 or 26.1%. Approximately $2,912,000 of the increase is attributable to the cost of operating the acquired/divested motels since January 1, 1995. The cost of operating motels owned during both periods increased to $14,739,000 for the three months ended June 30, 1996 from $13,936,000 for the three months ended June 30, 1995, an increase of $803,000 or 5.8%. Motel operating expenses as a percentage of motel revenues increased to 51.5% for the three months ended June 30, 1996 from 47.6% for the three months ended June 30, 1995. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.8% for the three months ended June 30, 1996 from 47.3% for the three months ended June 30, 1995. The decrease in the operating margin for motels owned during both periods is primarily attributable to certain operating expenses, especially payroll and related costs and utilities, rising at a faster rate than motel operating revenues. Motel operating expenses as a percent of motel revenues for the acquired/divested motels was 61.1% for the three months ended June 30, 1996.

       Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees increased to $2,587,000 for the three months ended June 30, 1996 from $2,050,000 for the three months ended June 30, 1995, an increase of $537,000 or 26.2%. Approximately $478,000 of the increase in marketing and royalty fees was attributable to the acquired/divested motels. The marketing and royalty fees for motels owned during both periods increased to $2,079,000 for the three months ended June 30, 1996 from $2,020,000 for the three months ended June 30, 1995, an increase of $59,000 or 2.9%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.5% for the three months ended June 30, 1996 from 7.4% for the three months ended June 30, 1995.

       Corporate general and administrative expenses include the costs of corporate training, marketing, purchasing, administrative support and accounting. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $142,000 to $1,566,000 for the three months ended June 30, 1996 from $1,424,000 for the three months ended June 30, 1995, an increase of 10.0%. As a percentage of total motel operating revenues, corporate general and administrative expenses decreased to 4.5% for the three months ended June 30, 1996 from 4.8% for the three months ended June 30, 1995.

       Depreciation and amortization increased to $3,587,000 for the three months ended June 30, 1996 from $3,186,000 for the three months ended June 30, 1995, a net increase of $401,000 or 12.6%. Approximately $354,000 of the net increase in depreciation and amortization is attributable to the acquired/divested motels.

       Net operating revenue increased to $9,331,000 for the three months ended June 30, 1996 from $9,174,000 for the three months ended June 30, 1995, an increase of $157,000 or 1.7%. The increase in net operating revenues included a net increase of $700,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $700,000 net increase in net motel revenues, $1,406,000 resulted from the acquired/divested motels. Net motel revenues for motels owned during both periods decreased $706,000 or 5.2%. Net operating revenue as a percent of total revenues was 26.7% for the three months ended June 30, 1996 as compared to 30.5% for the three months ended June 30, 1995.

       Interest expense increased to $7,939,000 for the three months ended June 30, 1996 from $7,181,000 for the three months ended June 30, 1995, an increase of $758,000. The increase is principally due to an increase in outstanding borrowings utilized to fund acquisitions of lodging facilities.

       Net income decreased to $757,000 for the three months ended June 30, 1996 from $1,096,000 for the three months ended June 30, 1995.

        The following discussion and analysis address results of operations for the six months ended June 30, 1996 and 1995.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

        The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.


                                                Supplemental Operating Results and Statistics
                                           --------------------------------------------------------
                                                                 (unaudited)

                                                            Six Months Ended June 30
                                           --------------------------------------------------------
                                             Motels Owned        Acquisitions/
                                             Both Periods        Divestitures        Consolidated
                                           -----------------   -----------------   -----------------
                                             1996      1995      1996      1995      1996      1995
                                           -------   -------   -------   -------   -------   -------
                                                        (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues .....................   $49,225   $48,843    $8,617      $750   $57,842   $49,593
    Ancillary motel revenues ..........     3,910     3,866       358        80     4,268     3,946
                                           -------   -------    ------      ----   -------   -------
      Total motel operating revenues ..    53,135    52,709     8,975       830    62,110    53,539
  Motel costs and expenses:
    Motel operating expenses ..........    28,133    27,412     5,444       607    33,577    28,019
    Marketing and royalty fees ........     3,746     3,622       842        50     4,588     3,672
    Depreciation and amortization .....     5,907     5,088       567        78     6,474     5,166
    Net gain on sale of properties ....         -         -      (102)        -      (102)        -
                                           -------   -------    ------      ----   -------   -------
      Total motel direct expenses .....    37,786    36,122     6,751       735    44,537    36,857
                                           -------   -------    ------      ----   -------   -------
                                          $15,349   $16,587    $2,224      $ 95    17,573    16,682
                                           =======   =======    ======      ====
Corporate operations:
  Other revenues ......................                                               142       277
  General and administrative expenses .                                             3,095     2,897
  Depreciation and amortization .......                                               409     1,104
                                                                                   -------   -------
                                                                                   (3,362)   (3,724)
                                                                                   -------   -------
Net operating revenue .................                                           $14,211   $12,958
                                                                                   =======   =======


Other data:
  Number of motels at period end ......       123       123        21         2       144       125
  Number of rooms at period end .......    10,315    10,324     2,083       260    12,398    10,584
  Occupancy percentage ................     66.14%    67.68%    62.20%    50.18%    65.51%    67.25%
  ADR (1) .............................    $39.62    $38.72    $38.80    $31.74    $39.49    $38.59
  REVPAR (2) ..........................    $28.28    $28.28    $25.14    $17.64    $27.78    $28.02

  Net operating revenue margin (3) ....                                             22.83%    24.08%
  Net motel revenue margin (4) ........     43.18%    44.38%    31.21%    23.07%    41.40%    44.05%

[FN]
(1)  ADR represents room revenues divided by the total number of rooms occupied.

(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

(3) Net operating revenue margin represents net operating revenue divided by total motel operating revenues plus corporate other revenues.

(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

        Total revenues increased to $62,252,000 for the six months ended June 30, 1996 from $53,816,000 for the six months ended June 30, 1995, an increase of $8,436,000 or 15.7%.

        Motel revenues increased to $62,110,000 for the six months ended June 30, 1996 from $53,539,000 for the six months ended June 30, 1995, an increase of $8,571,000 or 16.0%. Approximately $8,145,000 of the increase in motel revenues was attributable to the acquired/divested motels and $426,000 of the increase related to motels owned during both periods. Motel revenues for motels owned during both periods increased 0.8%. The increase in motel revenues for motels owned during both periods was attributable to an increase in the average daily room rate ("ADR") partially offset by a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $39.62 for the six months ended June 30, 1996 from $38.72 for the six months ended June 30, 1995, an increase of $0.90 or 2.3%. The occupancy percentage for the six months ended June 30, 1996 for the motels owned during both periods decreased to 66.1% from 67.7% for the six months ended June 30, 1995. REVPAR for motels owned during both periods was unchanged for the six-month periods ended June 30, 1996 and 1995. The acquired/divested motels had an occupancy percentage of 62.2%, an ADR of $38.80 and REVPAR of $25.14 for the period which they were owned by the Company in 1996.

        Motel operating expenses increased to $33,577,000 for the six months ended June 30, 1996 from $28,019,000 for the six months ended June 30, 1995, an increase of $5,558,000 or 19.8%. Approximately $4,837,000 of the increase is attributable to the cost of operating the acquired/divested motels since January 1, 1995. The cost of operating motels owned during both periods increased to $28,133,000 for the six months ended June 30, 1996 from $27,412,000 for the six months ended June 30, 1995, an increase of $721,000 or 2.6%. Motel operating expenses as a percentage of motel revenues increased to 54.1% for the six months ended June 30, 1996 from 52.3% for the six months ended June 30, 1995. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 52.9% for the six months ended June 30, 1996 from 52.0% for the six months ended June 30, 1995. The decrease in the operating margin for motels owned during both periods is primarily attributable to certain operating expenses, especially payroll and related costs and utilities, rising at a faster rate than motel operating revenues. Motel operating expenses as a percent of motel revenues for the acquired/divested motels was 60.7% for the six months ended June 30, 1996.

        Marketing and royalty fees increased to $4,588,000 for the six months ended June 30, 1996 from $3,672,000 for the six months ended June 30, 1995, an increase of $916,000 or 24.9%. Approximately $792,000 of the increase in marketing and royalty fees was attributable to the acquired/divested motels. The marketing and royalty fees for motels owned during both periods increased to $3,746,000 for the six months ended June 30, 1996 from $3,622,000 for the six months ended June 30, 1995, an increase of $124,000 or 3.4%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.6% for the six months ended June 30, 1996 from 7.4% for the six months ended June 30, 1995.

        Corporate general and administrative expenses increased $198,000 to $3,095,000 for the six months ended June 30, 1996 from $2,897,000 for the six months ended June 30, 1995, an increase of 6.8%. As a percentage of total motel operating revenues, corporate general and administrative expenses decreased to 5.0% for the six months ended June 30, 1996 from 5.4% for the six months ended June 30, 1995.

        Depreciation and amortization increased to $6,883,000 for the six months ended June 30, 1996 from $6,270,000 for the six months ended June 30, 1995, a net increase of $613,000 or 9.8%. Approximately $489,000 of the net increase in depreciation and amortization is attributable to the acquired/divested motels.

        Net operating revenue increased to $14,211,000 for the six months ended June 30, 1996 from $12,958,000 for the six months ended June 30, 1995, an increase of $1,253,000 or 9.7%. The increase in net operating revenues included a net increase of $2,097,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $2,097,000 net increase in net motel revenues, $2,516,000 resulted from the acquired/divested motels. Net motel revenues for motels owned during both periods decreased $419,000 or 1.9%. Net operating revenue as a percent of total revenues was 22.8% for the six months ended June 30, 1996 as compared to 24.1% for the six months ended June 30, 1995.

        Interest expense increased to $15,600,000 for the six months ended June 30, 1996 from $13,821,000 for the six months ended June 30, 1995, an increase of $1,779,000. The increase is principally due to an increase in outstanding borrowings utilized to fund acquisitions of lodging facilities.

        Net loss increased to $976,000 for the six months ended June 30, 1996 from $656,000 for the six months ended June 30, 1995.

Liquidity and Capital Resources

        The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment), working capital and acquisitions of lodging facilities.

        In May and June 1996, the Company sold two motel properties (including the land underlying the properties) to unaffiliated parties for approximately $1.3 million in cash and notes receivable of $750,000. The notes receivable are collateralized by the motel properties, bear interest at 9% and provide for monthly principal and interest receipts through 2011, although the notes are callable prior to their due dates. Prior to the sale of one of the properties, the Company purchased the land underlying the property for $697,000. Under terms of MOA's $100 million secured line of credit facility (the "line of credit") entered into with Nomura Asset Capital Corporation ("NACC"), the Company utilized approximately $1,187,000 of proceeds from the sale of one of the motel properties to repay a portion of the line of credit.

        In June of 1996, the Company leased one of its motel properties to an unaffiliated party with the intent to sell the property to the lessee prior to September 30, 1996. The lease provides for a monthly rental amount based on a percentage of room revenue. In August of 1996, the Company sold a motel property (including the land underlying the property) to an unaffiliated party for approximately $100,000 in cash and a note receivable of $400,000. The note receivable is collateralized by the motel property, bears interest at 9% and provides for monthly principal and interest receipts through 2011, although the note is callable prior to its due date. Prior to the sale of the property, the Company purchased the land underlying the property for $425,000.

        The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of June 30, 1996, the Company has principal repayment obligations of $33,151,000, $10,319,000 and $30,089,000 during the remainder of the fiscal year ending December 31, 1996 and during the fiscal years ending December 31, 1997 and 1998, respectively. The Company has the ability to extend the maturity date of October 1996 on the line of credit with NACC, under which the Company has outstanding borrowings of $29.8 million at June 30, 1996. Management believes that the Company will have sufficient resources through the ability to refinance certain indebtedness and generate funds internally to meet all debt repayment obligations which are scheduled to come due through December 31, 1998.

        The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $4,564,000 and $3,564,000 for the six months ended June 30, 1996 and 1995, respectively. In addition, as of June 30, 1996, the Company has $1,946,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

        For the six months ended June 30, 1996, cash and cash equivalents decreased $4,530,000. This decrease consisted of $7,600,000 of funds provided from operations and $37,697,000 of funds provided from financing activities offset by $49,827,000 of funds utilized in investing activities. Net financing activities include $41,659,000 of proceeds from additional borrowings partially offset by $3,434,000 of principal repayments and $528,000 of deferred financing costs and other items. Net investing activities include $51,437,000 of cash utilized for motel acquisitions and redevelopment of existing motel properties ($46,873,000) and renovation of existing motel properties ($4,564,000), offset by a change in cash restricted for refurbishment of $216,000. Other investing activities included proceeds from the sale of investment properties of $1,349,000 and collections on notes receivable of $45,000.

        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K:

         On April 8, 1996, the Company filed an amendment to its 8-K filed on February 7, 1996 in which the Company disclosed the acquisition of 19 lodging facilities from Forte USA, Inc., a subsidiary of Forte Hotels, Inc., for approximately $35.5 million. The amendment included financial statements of the acquired lodging facilities and pro forma financial information related to the acquisition.

        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       MOTELS OF AMERICA, INC.




August 9, 1996                        By:           /s/  Kurt M. Mueller
                                         -------------------------------------
                                         Kurt M. Mueller
                                         President and Chief Operating Officer


August 9, 1996                        By:          /s/  C. Stephen Nowack
                                         -------------------------------------
                                         C. Stephen Nowack
                                         Vice President and Tresaurer