Form 10-Q
period 1996-09-30
MOTELS OF AMERICA INC
filed 1996-11-14
CIK 816746

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ______________________

                                 FORM 10-Q

                                (Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996.

                                    or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

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

     Number of shares of Common Stock, $.01 par value outstanding as of November 8, 1996: 800,000

                                   INDEX

                  MOTELS OF AMERICA, INC. AND SUBSIDIARIES


Part I - Financial Information


Item 1.  Financial Statements

     Condensed consolidated balance sheets - September 30, 1996 (unaudited)
     and December 31, 1995 .................................................. 2

     Condensed consolidated statements of operations - Three months ended September 30, 1996 and 1995 (unaudited); Nine months ended September 30,
     1996 and 1995 (unaudited) .............................................. 3

     Condensed consolidated statements of cash flows - Nine months ended
     September 30, 1996 and 1995 (unaudited) ................................ 4

     Notes to condensed consolidated financial statements -
     September 30, 1996 (unaudited).......................................... 5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General ................................................................ 7

     Results of Operations .................................................. 9

     Liquidity and Capital Resources ........................................14


Part II - Other Information


Item 1.  Legal Proceedings .................................................16

Item 2.  Changes in Securities .............................................16

Item 3.  Defaults upon Senior Securities ...................................16

Item 4.  Submission of Matters to a Vote of Security Holders ...............16

Item 5.  Other Information .................................................16

Item 6.  Exhibits and Reports on Form 8-K ..................................16


Signatures .................................................................17

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share data)

                                                                 September 30,   December 31,
                                                                     1996            1995
                                                                 -------------   ------------
                                                                 (Unaudited)
ASSETS
  Cash and cash equivalents ..................................   $  15,590       $   13,897
  Restricted cash ............................................       4,108            2,162
  Accounts receivable from property operations ...............       4,193            2,808
  Operating supplies and prepaid expenses ....................       2,567            3,349
  Deposits and other assets ..................................       4,540            2,893
  Mortgage and other notes receivable ........................       5,123            2,788
  Investment property:
    Operating properties, net of accumulated depreciation
         of $59,560 in 1996 and $51,075 in 1995 ..............     316,904          278,281
    Land held for development ................................       4,046            4,046
                                                                 ----------      -----------
  Total investment property ..................................     320,950          282,327
  Financing and other deferred costs, net of accumulated
    amortization of $3,622 in 1996 and $2,127 in 1995 ........      13,807           14,927
  Deferred tax asset .........................................       2,665            2,210
                                                                 ----------      -----------
                                                                 $ 373,543       $  327,361
                                                                 ==========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable .....................................   $   2,303       $    1,554
  Real estate taxes payable ..................................       3,472            1,963
  Accrued interest payable ...................................       6,124            3,145
  Other accounts payable and accrued expenses ................       5,337            4,078
  Deferred tax liability .....................................       6,445            6,376
  Secured notes payable:
    Lines of credit ..........................................      29,752                -
    Mortgage and other notes .................................     217,419          209,972
                                                                 ----------      -----------
  Total secured notes payable ................................     247,171          209,972
  12% Senior Subordinated Notes, net of unamortized
    discount of $3,670 in 1996 and $3,885 in 1995 ............      76,330           76,115
                                                                 ----------      -----------
  Total liabilities ..........................................     347,182          303,203
  Minority interests .........................................       1,900            1,879
  Stockholders' equity:
    Common stock, $.01 par value, 1,500,000 shares
         authorized, 800,000 shares issued and outstanding ...           8                8
    Additional paid-in capital ...............................      15,294           15,294
    Retained earnings ........................................       9,159            6,977
                                                                 ----------      -----------
  Total stockholders' equity .................................      24,461           22,279
                                                                 ----------      -----------
                                                                 $ 373,543       $  327,361
                                                                 ==========      ===========

         See accompanying notes to condensed consolidated financial statements.

                           MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited, in thousands except share data)


                                                    Three Months Ended      Nine Months Ended
                                                       September 30            September 30
                                                   ---------------------  ---------------------
                                                      1996       1995        1996       1995
                                                   ---------- ----------  ---------- ----------
Revenues:
  Motel operating revenues ......................  $  39,192  $  34,613   $ 101,302  $  88,152
  Other revenues ................................        115        146         257        423
                                                   ---------- ----------  ---------- ----------
Total revenues ..................................     39,307     34,759     101,559     88,575
Costs and expenses:
  Motel operating expenses ......................     18,598     15,403      52,175     43,422
  Marketing and royalty fees ....................      2,892      2,272       7,480      5,944
  General and administrative ....................      1,457      1,306       4,552      4,203
  Depreciation and amortization .................      3,571      3,178      10,454      9,448
  Net gain on sale of properties ................       (520)         -        (622)         -
                                                   ---------- ----------  ---------- ----------
Total direct expenses ...........................     25,998     22,159      74,039     63,017
                                                   ---------- ----------  ---------- ----------
Net operating revenue ...........................     13,309     12,600      27,520     25,558
Interest expense ................................      7,976      6,980      23,576     20,801
                                                   ---------- ----------  ---------- ----------
Income from operations ..........................      5,333      5,620       3,944      4,757
Minority interests of others in
  income from operations ........................       (150)      (231)       (335)      (413)
                                                   ---------- ----------  ---------- ----------
Income before income taxes ......................      5,183      5,389       3,609      4,344
Income tax expense ..............................      2,025      2,097       1,427      1,708
                                                   ---------- ----------  ---------- ----------
Income before extraordinary item ................      3,158      3,292       2,182      2,636
Gain on early extinguishment of debt, net of
  applicable income taxes of $171                          -        268           -        268
                                                   ---------- ----------  ---------- ----------
Net income ......................................  $   3,158  $   3,560   $   2,182  $   2,904
                                                   ========== ==========  ========== ==========

Net income per common share:
  Income before extraordinary item ..............  $    3.95  $    4.11   $    2.73  $    3.29
  Extraordinary item ............................          -       0.34           -       0.34
                                                   ---------- ----------  ---------- ----------
  Net income per common share ...................  $    3.95  $    4.45   $    2.73  $    3.63
                                                   ========== ==========  ========== ==========

Weighted average number of
  common shares outstanding .....................    800,000    800,000     800,000    800,000
                                                   ========== ==========  ========== ==========

            See accompanying notes to condensed consolidated financial statements.

                MOTELS OF AMERICA, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, in thousands)


                                                                   Nine Months Ended
                                                                      September 30
                                                                ---------------------
                                                                    1996        1995
                                                                ----------  ---------
Cash flows provided by (used in) operating activities:
  Net income ................................................   $   2,182   $   2,904
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Depreciation, amortization and accretion of
        discount on notes ...................................      10,669       9,639
      Minority interests of others in net income
        from operations .....................................         335         413
      Deferred income taxes .................................        (385)     (1,157)
      Net gain on sale of properties ........................        (622)          -
      Gain on early extinguishment of debt ..................           -        (439)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable ...............................      (1,294)     (1,580)
          Operating supplies, prepaid expenses,
            deposits and other assets .......................      (2,546)       (955)
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses .............       4,947       3,676
          Accrued interest payable ..........................       2,979       1,663
                                                                ----------  ---------
Net cash provided by operating activities ...................      16,265      14,164
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties ......     (49,146)     (6,202)
  Refurbishment of investment properties ....................      (7,161)     (5,674)
  Net proceeds from sale of investment properties ...........       7,207           -
  Cash restricted for refurbishment of properties ...........      (1,946)      1,879
  Collections on mortgage and other notes receivable ........          90          65
                                                                ----------  ---------
Net cash used in investing activities .......................     (50,956)     (9,932)
Cash flows provided by (used in) financing activities:
  Proceeds from secured notes payable .......................      41,659     168,800
  Repayment of secured notes payable ........................      (4,590)   (150,027)
  Distributions to minority interests .......................        (314)       (336)
  Deferred financing costs ..................................        (371)     (9,228)
                                                                ----------  ---------
Net cash provided by (used in) financing activities .........      36,384       9,209
                                                                ----------  ---------
Net increase (decrease) in cash and cash equivalents ........       1,693      13,441
Cash and cash equivalents at beginning of period ............      13,897       8,488
                                                                ----------  ---------
Cash and cash equivalents at end of period ..................   $  15,590   $  21,929
                                                                ==========  =========

Supplementary disclosure of cash flow information:
  Cash paid during the period for interest ..................   $  20,381   $  18,947
                                                                ==========  =========
  Cash paid (net of refunds received) during the period
    for income taxes ........................................   $     151   $     877
                                                                ==========  =========

See accompanying notes to condensed consolidated financial statements.

                 MOTELS OF AMERICA, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                            September 30, 1996


1.  Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Motels of America, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1995. The terms "MOA" and the "Company" mean Motels of America, Inc. and its subsidiaries.

2.  Divestitures

     In August and September 1996, the Company sold five motel properties (including the land underlying the properties) to unaffiliated parties for approximately $6.1 million in cash and notes receivable of $1,675,000. The notes bear interest at rates of 8% to 9%, provide for monthly principal and interest receipts, mature at various dates through 2004 and are secured by the motel properties. In conjunction with the sales of two of the properties, the Company purchased the land underlying the properties for a total of $666,000. In addition, one of the motel properties had been leased to an unaffiliated party since June 1996. In conjunction with the sales, the Company recorded a net gain of approximately $520,000. Approximately $453,000 of proceeds from the sale of one of the motel properties was utilized to repay a portion of one of the lines of credit.

     In October 1996, the Company sold three motel properties to unaffiliated parties for approximately $3.2 million in cash and notes receivable of approximately $3.9 million. The notes bear interest at rates of 9% to 9.5%, provide for monthly principal and interest receipts, mature at various dates through 1999 and are secured by two of the motel properties.

3.  Secured Notes Payable

     On November 6, 1996, the Company completed two separate financing transactions with CS First Boston Corporation ("CSFB") pursuant to which the Company borrowed $37,150,000. Approximately $29.8 million of the proceeds were utilized to repay the entire outstanding borrowings under the Company's lines of credit with Nomura Asset Capital Corporation; $1.6 million of the proceeds were utilized toward a partial paydown of the Company's borrowings from HFS Incorporated; and the remaining net proceeds were retained for general corporate purposes. The CSFB borrowings are secured by first mortgages on nineteen of the Company's motel properties and a pledge of the stock of one of Motels of America, Inc's subsidiaries. The terms of the notes and mortgages, among other things, provide for a floating rate of interest adjusted monthly based on the thirty day LIBOR rate plus 3.25% and monthly payments of principal and interest based on a twenty year amortization period. The notes mature on November 1, 1998.

4.  Income Taxes

     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

     Between January 1, 1995 and September 30, 1996, the Company has acquired and sold a number of motels in various transactions summarized as follows:

                                                                     Number of
     Date                Transaction                                   Rooms
     ---------------     ---------------------------------           ---------
     September and
       December 1995     Purchased two motels located in                   250
                         Chattanooga, TN and Indio, CA.

     December 1995       Sold two motels located in                       (260)
                         Charlotte, NC and Augusta, GA.

     January 1996        Purchased nineteen motels                       1,794
                         located in the eastern half
                         of the United States from
                         Forte USA, Inc.

     January through
       March 1996        Purchased two motels located in                   201
                         Newark, DE and Red Wing, MN.
                         Also purchased the land
                         underlying one of its existing
                         properties.

     May 1996            Sold a motel located in                          (102)
                         Newport, KY.

     June 1996           Sold a motel located in                           (60)
                         Waukegan, IL.

     August 1996         Sold three motels located                        (306)
                         in York, PA and Romulus, MI.

     September 1996      Sold two motels located in                        (95)
                         Niagara Falls, NY and
                         Pittsfield, MA.
                                                                         ------
                                                                         1,422
                                                                         ======

     In the aggregate, the Company expended $38.3 million in cash (net of proceeds from sales of $11.3 million) in conjunction with the above listed transactions. Cash was funded from internal sources and $42.7 million in borrowings.

     The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the date of acquisition.

Results of Operations

     The following discussion and analysis address results of operations for the three months ended September 30, 1996 and 1995.


Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.

                                                   Supplemental Operating Results and Statistics
                                            ----------------------------------------------------------
                                                                     (unaudited)

                                                           Three Months Ended September 30
                                            ----------------------------------------------------------
                                               Motels Owned        Acquisitions/
                                               Both Periods        Divestitures        Consolidated
                                            ------------------  ------------------  ------------------
                                              1996      1995      1996      1995      1996      1995
                                            --------  --------  --------  --------  --------  --------
                                                    (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues .......................   $31,514   $31,524   $ 5,485   $   979   $36,999   $32,503
    Ancillary motel revenues ............     1,928     1,965       265       145     2,193     2,110
                                            --------  --------  --------  --------  --------  --------
      Total motel operating revenues .. .    33,442    33,489     5,750     1,124    39,192    34,613
  Motel costs and expenses:
    Motel operating expenses ............    15,167    14,580     3,431       823    18,598    15,403
    Marketing and royalty fees ..........     2,365     2,212       527        60     2,892     2,272
    Depreciation and amortization .......     2,938     2,512       427        82     3,365     2,594
    Net gain on sale of properties ......         -         -      (520)        -      (520)        -
                                            --------  --------  --------  --------  --------  --------
      Total motel direct expenses .......    20,470    19,304     3,865       965    24,335    20,269
                                            --------  --------  --------  --------  --------  --------
                                            $12,972   $14,185   $ 1,885   $   159    14,857    14,344
                                            ========  ========  ========  ========

Corporate operations:
  Other revenues ........................                                               115       146
  General and administrative expenses ...                                             1,457     1,306
  Depreciation and amortization .........                                               206       584
                                                                                    --------  --------
                                                                                     (1,548)   (1,744)
                                                                                    --------  --------
Net operating revenue ...................                                           $13,309   $12,600
                                                                                    ========  ========

Other data:
  Number of motels at period end ........       121       121        18         5       139       126
  Number of rooms at period end .........    10,061    10,074     1,932       634    11,993    10,708
  Occupancy percentage ..................     74.95%    76.05%    68.42%    55.31%    73.80%    74.98%
  ADR (1) ...............................    $45.41    $44.72    $40.72    $34.96    $44.65    $44.35
  REVPAR (2) ............................    $36.12    $36.13    $29.20    $22.20    $34.91    $35.41

  Net operating revenue margin (3) ......                                             33.86%    36.25%
  Net motel revenue margin (4) ..........     50.49%    52.97%    32.67%    24.62%    47.84%    52.11%

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

     TOTAL REVENUES consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues increased to $39,307,000 for the three months ended September 30, 1996 from $34,759,000 for the three months ended September 30, 1995, an increase of $4,548,000 or 13.1%.

     MOTEL REVENUES increased to $39,192,000 for the three months ended September 30, 1996 from $34,613,000 for the three months ended September 30, 1995, a net increase of $4,579,000 or 13.2%. Approximately $4,626,000 of the net increase in motel revenues was attributable to the twenty-three motels acquired and nine motels divested since January 1, 1995 (the "acquired/divested motels"), which was partially offset by a decrease of $47,000 related to motels owned during both periods. Motel revenues for motels owned during both periods decreased 0.1%. The decrease in motel revenues for motels owned during both periods was attributable to a decrease in the occupancy percentage partially offset by an increase in the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $45.41 for the three months ended September 30, 1996 from $44.72 for the three months ended September 30, 1995, an increase of $0.69 or 1.5%. The occupancy percentage for the three months ended September 30, 1996 for the motels owned during both periods decreased to 75.0% from 76.1% for the three months ended September 30, 1995. REVPAR for motels owned during both periods decreased to $36.12 for the three months ended September 30, 1996 from $36.13 for the three months ended September 30, 1995. The acquired/divested motels had an occupancy percentage of 68.4%, an ADR of $40.72 and REVPAR of $29.20 for the period which they were owned by the Company in 1996.

     MOTEL OPERATING EXPENSES include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses increased to $18,598,000 for the three months ended September 30, 1996 from $15,403,000 for the three months ended September 30, 1995, an increase of $3,195,000 or 20.7%. Approximately $2,608,000 of the increase is attributable to the cost of operating the acquired/divested motels since January 1, 1995. The cost of operating motels owned during both periods increased to $15,167,000 for the three months ended September 30, 1996 from $14,580,000 for the three months ended September 30, 1995, an increase of $587,000 or 4.0%. Motel operating expenses as a percentage of motel revenues increased to 47.5% for the three months ended September 30, 1996 from 44.5% for the three months ended September 30, 1995. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 45.3% for the three months ended September 30, 1996 from 43.5% for the three months ended September 30, 1995. The decrease in the operating margin for motels owned during both periods is primarily attributable to certain operating expenses, especially payroll and related costs, rising at a faster rate than motel operating revenues. Motel operating expenses as a percent of motel revenues for the acquired/divested motels was 59.7% for the three months ended September 30, 1996.

     MARKETING AND ROYALTY FEES include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees increased to $2,892,000 for the three months ended September 30, 1996 from $2,272,000 for the three months ended September 30, 1995, an increase of $620,000 or 27.3%. Approximately $467,000 of the increase in marketing and royalty fees was attributable to the acquired/divested motels. The marketing and royalty fees for motels owned during both periods increased to $2,365,000 for the three months ended September 30, 1996 from $2,212,000 for the three months ended September 30, 1995, an increase of $153,000 or 6.9%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.5% for the three months ended September 30, 1996 from 7.0% for the three months ended September 30, 1995. The increase is principally attributable to the Company expanding its marketing efforts.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES include the costs of corporate training, marketing, purchasing, administrative support and accounting. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $151,000 to $1,457,000 for the three months ended September 30, 1996 from $1,306,000 for the three months ended September 30, 1995, an increase of 11.6%. As a percentage of total motel operating revenues, corporate general and administrative expenses decreased to 3.7% for the three months ended September 30, 1996 from 3.8% for the three months ended September 30, 1995.

     DEPRECIATION AND AMORTIZATION increased to $3,571,000 for the three months ended September 30, 1996 from $3,178,000 for the three months ended September 30, 1995, a net increase of $393,000 or 12.4%. Approximately $345,000 of the net increase in depreciation and amortization is attributable to the acquired/divested motels.

     NET OPERATING REVENUE increased to $13,309,000 for the three months ended September 30, 1996 from $12,600,000 for the three months ended September 30, 1995, an increase of $709,000 or 5.6%. The increase in net operating revenues included a net increase of $764,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $764,000 net increase in net motel revenues, $1,551,000 resulted from the acquired/divested motels. Net motel revenues for motels owned during both periods decreased $787,000 or 4.7%. Net operating revenue as a percent of total revenues was 33.9% for the three months ended September 30, 1996 as compared to 36.3% for the three months ended September 30, 1995.

     INTEREST EXPENSE increased to $7,976,000 for the three months ended September 30, 1996 from $6,980,000 for the three months ended September 30, 1995, an increase of $996,000. The increase is principally due to an increase in outstanding borrowings utilized to fund acquisitions of lodging facilities.

     NET INCOME decreased to $3,158,000 for the three months ended September 30, 1996 from $3,560,000 for the three months ended September 30, 1995.

     The following discussion and analysis address results of operations for the nine months ended September 30, 1996 and 1995.


Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.

                                                   Supplemental Operating Results and Statistics
                                            ----------------------------------------------------------
                                                                     (unaudited)

                                                            Nine Months Ended September 30
                                            ----------------------------------------------------------
                                               Motels Owned        Acquisitions/
                                               Both Periods        Divestitures        Consolidated
                                            ------------------  ------------------  ------------------
                                              1996      1995      1996      1995      1996      1995
                                            --------  --------  --------  --------  --------  --------
                                                    (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues .......................   $79,574   $79,149   $15,267   $ 2,946   $94,841   $82,095
    Ancillary motel revenues ............     5,517     5,509       944       548     6,461     6,057
                                            --------  --------  --------  --------  --------  --------
      Total motel operating revenues .. .    85,091    84,658    16,211     3,494   101,302    88,152
  Motel costs and expenses:
    Motel operating expenses ............    42,334    40,713     9,841     2,709    52,175    43,422
    Marketing and royalty fees ..........     6,036     5,716     1,444       228     7,480     5,944
    Depreciation and amortization .......     8,731     7,532     1,108       228     9,839     7,760
    Net gain on sale of properties ......         -         -      (622)        -      (622)        -
                                            --------  --------  --------  --------  --------  --------
      Total motel direct expenses .......    57,101    53,961    11,771     3,165    68,872    57,126
                                            --------  --------  --------  --------  --------  --------
                                            $27,990   $30,697   $ 4,440   $   329    32,430    31,026
                                            ========  ========  ========  ========

Corporate operations:
  Other revenues ........................                                               257       423
  General and administrative expenses ...                                             4,552     4,203
  Depreciation and amortization .........                                               615     1,688
                                                                                    --------  --------
                                                                                     (4,910)   (5,468)
                                                                                    --------  --------
Net operating revenue ...................                                           $27,520   $25,558
                                                                                    ========  ========

Other data:
  Number of motels at period end ........       121       121        18         5       139       126
  Number of rooms at period end .........    10,061    10,074     1,932       634    11,993    10,708
  Occupancy percentage ..................     69.12%    70.26%    64.43%    62.30%    68.28%    69.86%
  ADR (1) ...............................    $41.73    $41.03    $39.53    $33.19    $41.36    $40.68
  REVPAR (2) ............................    $30.84    $30.83    $27.04    $24.52    $30.16    $30.52

  Net operating revenue margin (3) ......                                             27.10%    28.85%
  Net motel revenue margin (4) ..........     46.15%    48.30%    32.27%    18.91%    43.91%    47.25%

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

     TOTAL REVENUES increased to $101,559,000 for the nine months ended September 30, 1996 from $88,575,000 for the nine months ended September 30, 1995, an increase of $12,984,000 or 14.7%.

     MOTEL REVENUES increased to $101,302,000 for the nine months ended September 30, 1996 from $88,152,000 for the nine months ended September 30, 1995, an increase of $13,150,000 or 14.9%. Approximately $12,717,000 of the
increase in motel revenues was attributable to the acquired/divested motels and $433,000 of the increase related to motels owned during both periods. Motel revenues for motels owned during both periods increased 0.5%. The increase in motel revenues for motels owned during both periods was attributable to an increase in the average daily room rate ("ADR") partially offset by a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $41.73 for the nine months ended September 30, 1996 from $41.03 for the nine months ended September 30, 1995, an increase of $0.70 or 1.7%. The occupancy percentage for the nine months ended September 30, 1996 for the motels owned during both periods decreased to 69.1% from 70.3% for the nine months ended September 30, 1995. REVPAR for motels owned during both periods increased to $30.84 for the nine months ended September 30, 1996 from $30.83 for the nine months ended September 30, 1995. The acquired/divested motels had an occupancy percentage of 64.4%, an ADR of $39.53 and REVPAR of $27.04 for the period which they were owned by the Company in 1996.

     MOTEL OPERATING EXPENSES increased to $52,175,000 for the nine months ended September 30, 1996 from $43,422,000 for the nine months ended September 30, 1995, an increase of $8,753,000 or 20.2%. Approximately $7,132,000 of the
increase is attributable to the cost of operating the acquired/divested motels since January 1, 1995. The cost of operating motels owned during both periods increased to $42,334,000 for the nine months ended September 30, 1996 from $40,713,000 for the nine months ended September 30, 1995, an increase of $1,621,000 or 4.0%. Motel operating expenses as a percentage of motel revenues increased to 51.5% for the nine months ended September 30, 1996 from 49.3% for the nine months ended September 30, 1995. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.8% for the nine months ended September 30, 1996 from 48.1% for the nine months ended September 30, 1995. The decrease in the operating margin for motels owned during both periods is primarily attributable to certain operating expenses, especially payroll and related costs and utilities, rising at a faster rate than motel operating revenues. Motel operating expenses as a percent of motel revenues for the acquired/divested motels was 60.7% for the nine months ended September 30, 1996.

     MARKETING AND ROYALTY FEES increased to $7,480,000 for the nine months ended September 30, 1996 from $5,944,000 for the nine months ended September 30, 1995, an increase of $1,536,000 or 25.8%. Approximately $1,216,000 of the
increase in marketing and royalty fees was attributable to the acquired/divested motels. The marketing and royalty fees for motels owned during both periods increased to $6,036,000 for the nine months ended September 30, 1996 from $5,716,000 for the nine months ended September 30, 1995, an increase of $320,000 or 5.6%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.6% for the nine months ended September 30, 1996 from 7.2% for the nine months ended September 30, 1995. The increase is principally attributable to the Company expanding its marketing efforts.

     CORPORATE GENERAL AND ADMINISTRATIVE EXPENSES increased $349,000 to $4,552,000 for the nine months ended September 30, 1996 from $4,203,000 for the nine months ended September 30, 1995, an increase of 8.3%. As a percentage of total motel operating revenues, corporate general and administrative expenses decreased to 4.5% for the nine months ended September 30, 1996 from 4.8% for the nine months ended September 30, 1995.

     DEPRECIATION AND AMORTIZATION increased to $10,454,000 for the nine months ended September 30, 1996 from $9,448,000 for the nine months ended September 30, 1995, a net increase of $1,006,000 or 10.6%. Approximately $880,000 of the net increase in depreciation and amortization is attributable to the acquired/divested motels.

     NET OPERATING REVENUE increased to $27,520,000 for the nine months ended September 30, 1996 from $25,558,000 for the nine months ended September 30, 1995, an increase of $1,962,000 or 7.7%. The increase in net operating revenues included a net increase of $2,861,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $2,861,000 net increase in net motel revenues, $4,369,000 resulted from the acquired/divested motels. Net motel revenues for motels owned during both periods decreased $1,508,000 or 3.9%. Net operating revenue as a percent of total revenues was 27.1% for the nine months ended September 30, 1996 as compared to 28.8% for the nine months ended September 30, 1995.

     INTEREST EXPENSE increased to $23,576,000 for the nine months ended September 30, 1996 from $20,801,000 for the nine months ended September 30, 1995, an increase of $2,775,000. The increase is principally due to an increase in outstanding borrowings utilized to fund acquisitions of lodging facilities.

     NET INCOME decreased to $2,182,000 for the nine months ended September 30, 1996 from $2,904,000 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

     On November 6, 1996, the Company completed two separate financing transactions with CS First Boston Corporation("CSFB") pursuant to which the Company borrowed $37,150,000. Approximately $29.8 million of the proceeds were utilized to repay the entire outstanding borrowings under the Company's lines of credit with Nomura Asset Capital Corporation; $1.6 million of the proceeds were utilized toward a partial paydown of the Company's borrowings from HFS Incorporated; and the remaining net proceeds were retained for general corporate purposes. The CSFB borrowings are secured by first mortgages on nineteen of the Company's motel properties and a pledge of the stock of one of Motels of America, Inc's subsidiaries. The terms of the notes and mortgages, among other things, provide for a floating rate of interest adjusted monthly based on the thirty day LIBOR rate plus 3.25% and monthly payments of principal and interest based on a twenty year amortization period. The notes mature on November 1, 1998.

     The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment), working capital and acquisitions of lodging facilities.

     The company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of September 30, 1996, the Company had principal repayment obligations of $31,992,000, $10,293,000 and $30,117,000 during the remainder of the fiscal year ending December 31, 1996 and during the fiscal years ending December 31, 1997 and 1998, respectively. As a result of the financings completed with CS First Boston Corporation in November 1996, the Company's principal repayment obligations on a pro forma basis as of September 30, 1996 amount to $2,343,000, $11,013,000 and $66,445,000 for the three months ended December 31, 1996 and for fiscal 1997 and 1998, respectively. Management believes that the Company will have sufficient resources through the ability to refinance certain indebtedness and generate funds internally to meet all debt repayment obligations which are scheduled to mature through December 31, 1998.

     The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $7,161,000 and $5,674,000 for the nine months ended September 30, 1996 and 1995, respectively. In addition, as of September 30, 1996, $3,559,000 of the Company's restricted cash has been set aside for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

     As of September 30, 1996, the Company had $15,590,000 of cash and cash equivalents, an increase of $1,693,000 for the nine months ended September 30, 1996. The increase consisted of $16,265,000 of funds provided from operations and $36,384,000 of funds provided from financing activities offset by $50,956,000 of funds utilized in investing activities. Net financing activities include $41,659,000 of proceeds from additional borrowings partially offset by $4,590,000 of principal repayments and $685,000 of deferred financing costs and other items. Net investing activities include $56,307,000 of cash utilized for motel acquisitions and redevelopment of existing motel properties ($49,146,000) and renovation of existing motel properties ($7,161,000), and a change in restricted cash of $1,946,000. Other investing activities included net proceeds from the sale of investment properties of $7,207,000 and collections on notes receivable of $90,000.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Information with respect to the Company's completion of two separate financing transactions with CS First Boston Corporation in November 1996 disclosed in Note 3 of the unaudited Notes to Condensed Consolidated Financial Statements and on page 14 of the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q is herein incorporated by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K:

         Not Applicable

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MOTELS OF AMERICA, INC.




November 13, 1996                      By:            /s/  Kurt M. Mueller
                                          -------------------------------------
                                          Kurt M. Mueller
                                          President and Chief Operating Officer


November 13, 1996                      By:             /s/  John D. Simon
                                          -------------------------------------
                                          John D. Simon
                                          Secretary and Treasurer