Form 10-K
period 1996-12-31
MOTELS OF AMERICA INC
filed 1997-04-01
CIK 816746

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ______________________

                                     FORM 10-K

     (Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996.
                                        or

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

                         Commission File Number: 33-78866
                              ______________________

                              MOTELS OF AMERICA, INC.
              (Exact name of registrant as specified in its charter)

                      Delaware                                       33-0166914
           (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

     701 Lee Street, Suite 1000, Des Plaines, Illinois                60016
         (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code           (847) 803-1200

         Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                  [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                             [X] Yes    [  ] No

     Number of shares of Common Stock, $.01 par value outstanding as of March 13, 1997: 800,000

                                 INDEX TO FORM 10-K


                                                                           Page
                                                                          ------
                                       Part I
Item 1.  Business .........................................................  3

Item 2.  Properties .......................................................  7

Item 3.  Legal Proceedings ................................................ 13

Item 4.  Submission of Matters to a Vote of Security Holders .............. 13

                                      Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters ....................................................... 13

Item 6.  Selected Financial Data .......................................... 14

Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................... 16

Item 8.  Financial Statements and Supplementary Data ...................... 26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 26

                                     Part III

Item 10. Directors and Executive Officers of the Registrant ............... 27

Item 11. Executive Compensation ........................................... 29

Item 12. Security Ownership of Certain Beneficial Owners and Management ... 31

Item 13. Certain Relationships and Related Transactions ................... 31

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . 32

Signatures



                                      PART I


ITEM 1.  BUSINESS

 General

     Motels of America, Inc. ("MOA" or the "Company") is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 1996, the Company, directly and through subsidiaries, operated 135 lodging facilities located in 35 states with a total of 11,317 rooms. In January 1997, MOA sold a lodging facility and in February 1997, MOA completed construction and opened an additional lodging facility. As a result of these transactions, as of March 13, 1997, the Company operates 135 lodging facilities located in 35 states with a total of 11,233 rooms. The Company's largest concentrations of lodging facilities are located in the States of Georgia and Illinois with 13 lodging facilities each. The Company operates 131 of its lodging facilities pursuant to franchise or license agreements with the following national brands: Best Western, Comfort Inn, Day's Inn, Holiday Inn Express, Howard Johnson, Microtel, Ramada, Ltd., Shoney's Inn, Super 8, Travelodge and Villager Lodge. By affiliating its lodging facilities with national brands, MOA benefits by receiving national brand name recognition, national advertising exposure, central reservation services, exposure in published travel directories, group tour generated business and other professional services which could not be duplicated by the Company on a cost-effective basis for its lodging facilities.

     The Company was incorporated in 1986 under the laws of the State of Delaware to continue the business commenced by its predecessors in 1982. The Company's principal executive offices are located at 701 Lee Street, Suite 1000, Des Plaines, Illinois 60016, telephone (847) 803-1200.

 Repositioning

     In October 1990, a controlling interest in the Company was acquired by a corporation affiliated with Paul F. Wallace, the Chairman and Chief Executive Officer and a director of the Company and previously a director and controlling stockholder of EconoLodge. At the time of Mr. Wallace's 1990 investment, the Company was experiencing financial pressures resulting from the 1989 acquisition of a regional motel chain and from economic conditions that were adversely affecting the entire lodging industry. The Company filed a bankruptcy petition on December 12, 1990 and subsequently developed a plan of reorganization which permitted the Company to emerge from bankruptcy on September 10, 1992.

 Recent History

     Since January 1, 1993, the Company has made a number of significant acquisitions, including the purchase in February 1993 of the Pacific Shore Hotel located in Santa Monica, California for a purchase price of approximately $2.9 million in cash and the assumption of $9.5 million of mortgage debt, the purchase in April 1994 of nine lodging facilities from Midwest Lodging, Inc. for a cash purchase price of $28.5 million, the purchase in April 1994 of fifteen lodging facilities through acquisition of all of the outstanding common stock of Tri-State Inns, Inc. for a purchase price of $30.5 million in cash and the assumption of approximately $15.0 million in mortgage debt, and the purchase during the period from May through December 1994 of seventeen additional lodging facilities from unaffiliated parties for approximately $34.1 million in cash and the assumption of $4.5 million in mortgage debt. In January 1996, the Company acquired nineteen lodging facilities from Forte USA, Inc., a subsidiary of Forte Hotels, Inc., for approximately $35.5 million in cash which was financed by borrowings under the NACC credit line and from HFS Incorporated. During 1996, the Company, in a series of transactions, sold eleven motel properties for $15.8 million in net cash proceeds and $6.3 million in mortgage and other notes receivable.

     In April 1994, the Company issued in a public offering $80 million principal amount of 12% Senior Subordinated Notes due April 15, 2004, Series B (the "Notes"), the proceeds of which were used principally to finance acquisitions and to repay existing indebtedness. In October 1994, the Company entered into a two-year $100 million secured line of credit facility (the "NACC credit line") with Nomura Asset Capital Corporation ("NACC").
Borrowings under the NACC credit line were secured by lodging facilities and used principally to finance acquisitions of lodging facilities and related expenses (including refurbishment costs).

     In September 1995, the Company and NACC entered into a financing transaction (the "Secured Financing") involving the formation of Motels of America, L.L.C., a limited liability company wholly owned by MOA
("MOA LLC"), the transfer of 93 lodging facilities owned by MOA and its subsidiaries to MOA LLC, and the borrowing by MOA LLC from NACC, on a secured basis, of $158.8 million. Proceeds of the Secured Financing were used to repay existing indebtedness of approximately $142.2 million (including outstanding indebtedness under the NACC credit line) and for general corporate purposes. During 1996, ownership of MOA LLC was transferred from MOA to one of its wholly owned subsidiaries.

     In November 1996, the Company completed two separate financing transactions with CS First Boston Corporation ("CSFB") pursuant to which the Company borrowed approximately $37.2 million. Approximately $29.8 million of the proceeds were utilized to repay the entire outstanding borrowings under the NACC credit line; $1.6 million of the proceeds were utilized toward a partial paydown of the Company's borrowings from HFS Incorporated; and the remaining net proceeds were retained for general corporate purposes. The CSFB borrowings are evidenced by notes which mature on November 1, 1998 and are secured by first mortgages on nineteen of the Company's motel properties and a pledge of the stock of one of the Company's subsidiaries.

 Industry and Competition

     The United States lodging industry is generally comprised of two sectors: full-service facilities and limited-service facilities. Full-service lodging facilities generally have more extensive common areas (including restaurants, lounges and extensive meeting room facilities), offer more services such as bell service and room service, and tend to be larger in terms of number of rooms than limited-service facilities. MOA's properties are principally limited-service type lodging facilities. The United States lodging industry is also categorized into five general price segments (based on relative pricing in local markets): luxury, upscale, mid-price, economy, and budget. MOA's properties predominately fall into the economy segment with a small percentage represented in both the mid-price and budget segments. Industry estimates indicate that there are over 23,000 lodging facilities within the mid-price, economy and budget segments. The United States lodging industry is also generally considered to be relatively fragmented in terms of ownership. This combination of a large number of competitive lodging facilities and limited concentration of ownership makes the segment in which MOA's lodging facilities compete very competitive.

     Generally, each of the Company's lodging facilities competes within its local market with several national and regional brand affiliated lodging facilities along with many independent competitive lodging facilities. Some of the more recognizable brands with which the Company's lodging facilities compete either directly or indirectly include: Budgetel Inns, Comfort Inns, Day's Inns, Fairfield Inns, Hampton Inns, Holiday Inn Express, LaQuinta Inns, Motel 6, Ramada, Ltd., Red Roof Inns, Super 8 Motels and Travelodge. Distinguishing characteristics among competitive lodging facilities include: convenience of location, degree of curb appeal, reasonableness of room rates, and in particular with repeat customers the quality and cleanliness of room accommodations and the level of service.

     The Company competes with other lodging facilities for a wide spectrum of business and leisure travelers who desire consistency in the quality of their accommodations and demand reasonable prices. They tend to be value conscious consumers consisting of: construction workers, sales people, technicians, senior citizens, government and military employees, and vacation travelers. Due to the nature and location of the Company's lodging facilities, the Company does not experience any significant degree of advance bookings typical with many resort facilities nor does any one customer represent a significant portion of the Company's revenues.

     Demand for the Company's lodging facilities is affected by normally recurring seasonal patterns. Demand for the Company's lodging facilities is generally highest during the months of June, July and August and lowest during the months of December, January and February. As is the case for the lodging industry in general, demand for the Company's lodging facilities may be affected by weather, national and regional economic conditions, government regulations, changes in travel patterns, construction of new lodging facilities, changes in the degree of competition from existing lodging facilities and other factors.

 Ownership Structure

     At December 31, 1996 and March 13, 1997, the Company had 100% ownership interest, either directly or through subsidiaries, in 133 of the 135 lodging facilities it operated. The Company was a general partner with ownership interests of 30% and 50% in two individual limited partnerships each of which owned one lodging facility as its principal asset. These partially owned lodging facilities have been consolidated for financial reporting purposes due to the management and control which the Company possesses.

 Franchise and License Agreements

     The Company operates 131 of its lodging facilities pursuant to franchise or license agreements. Eighty-eight of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties, and contributions to advertising and media funds) range from 6% to 7% of room revenues. Under the Super 8 franchise agreements, the franchisor is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchisor for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

     The Super 8 franchise agreements have an initial 20-year term which, for the Company, results in ending dates ranging from 1998 through 2014. The agreements continue thereafter on a year-by-year basis unless terminated by either party upon nine months notice. The agreements provide a negotiated area of geographic protection within which the franchisor is prohibited from franchising another Super 8 motel.

     The Company has forty-three franchise or license agreements with other franchisors or licensees. These agreements, which have various terms with ending dates ranging from 1997 to 2017, generally provide similar benefits and obligations as the Super 8 franchise agreements. Franchise fees (including royalty and advertising fund contributions) generally range from 5% of room revenues for the franchise agreements pertaining to the fifteen Shoney's Inns franchised by ShoLodge, Inc. to approximately 9% of room revenues based on various billing structures of the other franchisors. The ShoLodge, Inc. franchise agreements provide for an area of geographic protection while the other franchise agreements generally rely on an impact policy to determine if another lodging facility with the same brand affiliation could be located within a particular market.

     The Company has four standard license agreements with Best Western International. These agreements provide for an annual renewal.

 Operations

     The Company believes the ownership and management of its properties gives it certain competitive advantages over third party managed properties with which it competes by being able to control all aspects of a lodging facility's operations and expenditures to maintain such facilities. The Company also believes it has certain competitive advantages over chain owned and operated properties because as long as the Company meets a franchisor's minimum requirements it can tailor the services and product offering of individual facilities without concerning itself with national consistency.

     Management of the Company's lodging facilities is coordinated from the Company's corporate offices in Des Plaines, Illinois. Accounting, human resources, purchasing, renovation and construction, sales and marketing, and training is centralized and controlled from the corporate office. The Company utilizes its Regional Managers to facilitate oversight and direction of the day-to-day operations of its lodging facilities. Regional Managers are located in the field and interface on a daily basis generally with ten to forty property managers within their region.

     The Company has developed and conducts its own training programs which satisfies most franchisor training requirements. The Company believes its unique training programs provide a competitive advantage in the management of motels over individual owner/operators which must rely on franchisor and industry supplied training material.

     Typically, the General Manager is the only salaried position at a property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General Managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 1996, the Company employed approximately 2,900 employees including approximately 75 full and part-time employees at the corporate office. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees is good.

     The Company utilizes advertising and marketing programs sponsored by the various franchisors on both a national and regional basis. In addition, the Company engages in a wide variety of sales and marketing activities at the local market level including extensive individual sales calls, marketing blitzes and involvement in local community activities such as Rotary Clubs, Chambers of Commerce and motel associations. Various properties also promote special packages in conjunction with local attractions or events. Billboard advertising represents the single largest sales and marketing expenditure other than contributions to franchisor sponsored advertising and media funds.

 Regulatory Matters

     The Company is subject to environmental regulations under various federal, state and local laws. Certain of these laws may require a current or previous owner or operator of real estate to clean up designated hazardous or toxic substances or petroleum product releases affecting the property. In addition, the owner or operator may be held liable to a governmental entity or to third parties for damages or costs incurred by such parties in connection with the contamination.

     Certain of the Company's lodging facilities are located on, adjacent to or in the vicinity of, properties, including gasoline stations, that contain or have contained storage tanks or that have engaged or may in the future engage in activities that may release petroleum products or other hazardous substances into the soil or groundwater.

     While there can be no assurance that in the future the foregoing environmental conditions may not have a material effect on the Company, management is not aware of any such materially adverse impacts to the Company due to the existence of contaminants under or near its properties. Except as described above, management is not aware of any environmental condition with respect to its lodging facilities that could have a material adverse impact on the Company's financial condition or results of operations.

     The Company's lodging facilities are subject to various other laws, ordinances and regulations. The Company believes that each facility has the necessary permits and approvals required to enable the Company to operate its lodging facilities.

     The Company's lodging facilities must comply with Title III of the Americans With Disabilities Act (the "ADA"). Under the provisions of the ADA, the Company, as owner of the lodging facilities, is obligated to reasonably accommodate the patrons of its facilities who have physical, mental or other disabilities. In addition, the Company is obligated to ensure that alterations to its lodging facilities conform to the specific requirements of the ADA implementing regulations. The Company believes that it is in substantial compliance with all current applicable regulations with respect to accommodations for the disabled.


Item 2.  PROPERTIES

     The Company's lodging facilities are typically situated along interstate highways and in secondary markets, offering a convenient lodging alternative for many prospective customers. The facilities have an average size of 83 rooms, though individual properties range from 33 to 189 rooms, depending on location and business environment. MOA's properties generally do not offer large meeting or banquet facilities, in-house restaurants, or room service; and most do not offer recreational facilities such as pools or fitness centers. The motels do, however, typically provide free coffee, free local calls, remote control television, fax service, and free parking. In addition, many nationally and regionally recognized restaurant chains are generally within close proximity of the motels.

     The Company generally owns its motels in fee simple; however, the underlying real property of five of the lodging facilities is subject to a ground lease. Ownership of the buildings and improvements situated on such properties reverts to the landlord upon the expiration of the lease term.

     Most of the Company's properties were designed and built as limited service economy lodging facilities. As such, they were designed to achieve functional efficiencies and operate at lower fixed costs than most full service or upscale lodging facilities. The properties generally employ individual through-the-wall heating and cooling systems for each room. This provides cost savings during periods of low occupancy and eliminates the need to have skilled maintenance personnel on the payroll. Further, the Company's motels have limited public areas to maintain.

     The Company believes that the physical condition and general appearance of a property have a significant impact on profitability. MOA has established a strict maintenance and refurbishment program enacted to ensure high quality and well maintained properties. This program seeks to maximize the attractiveness of the Company's rooms with prudent levels of capital investment.

     Over the past three years, MOA has expended an average of approximately 7.5% of its annual motel room revenues on renovation and refurbishment of its properties, including expenditures relating to recently acquired properties. The Company believes that its facilities are currently well maintained and conform to the Company's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.


Information pertaining to the Company's 135 lodging facilities operated as of March 31, 1997 is set forth in the following table.


                                                   Number            Year
                                                     of     Year   Acquired by
Location                      Franchise             Rooms   Built  the Company
----------                    ----------           ------   -----  -----------
ALABAMA
  Pelham....................  Travelodge               64   1989     1996
ARKANSAS
  West Memphis (1)..........  Super 8                  62   1989     1989
CALIFORNIA
  Indio.....................  Holiday Inn Express     126   1986     1995
  Santa Clara...............  Days Inn                168   1984     1994
  Santa Monica..............  Best Western            122   1991     1992
  Santa Monica (1)..........  Pacific Shore           168   1966     1993
  West Los Angeles..........  Best Western             76   1993     1994
COLORADO
  Longmont..................  Super 8                  64   1989     1994
DELAWARE
  Newark....................  Howard Johnson          141   1969     1996
FLORIDA
  Fernandina Beach..........  Shoney's                134   1985     1994
  Ft. Lauderdale............  Travelodge              118   1987     1996
  Ft. Walton Beach..........  Shoney's                102   1987     1994
  Jacksonville..............  Travelodge              119   1986     1996
  Melbourne.................  Shoney's                119   1990     1994
  Orlando Centroplex (1)....  Travelodge               75   1957     1996
  Panama City...............  Super 8                  63   1986     1987
  Pensacola.................  Super 8                  62   1985     1987
GEORGIA
  Brunswick.................  Super 8                  62   1986     1987
  Cartersville..............  Super 8                  62   1986     1987
  Columbus..................  Super 8                  77   1985     1987
  Douglas...................  Shoney's                100   1986     1994
  Dublin....................  Shoney's                100   1984     1994
  Fitzgerald................  Shoney's                108   1985     1994
  Greensboro................  Microtel                 48   1997     1997
  Hinesville................  Shoney's                163   1976     1994
  Macon.....................  Shoney's                120   1987     1994
  Moultrie..................  Shoney's                100   1979     1994
  Rome......................  Super 8                  62   1986     1987
  Vidalia...................  Shoney's                128   1984     1994
  Warner Robins.............  Super 8                  62   1986     1987
IDAHO
  Boise.....................  Super 8                 110   1978     1994
  Coeur D'Alene (1).........  Super 8                  95   1983     1983
  Lewiston..................  Super 8                  62   1985     1985
  Sandpoint.................  Super 8                  61   1984     1984
ILLINOIS
  Bloomington...............  Super 8                  62   1985     1987
  Champaign.................  Super 8                  61   1984     1987
  Crystal Lake..............  Super 8                  59   1983     1987
  Decatur...................  Super 8                  62   1983     1987
  East Moline...............  Super 8                  63   1988     1988

                                                   Number            Year
                                                     of     Year   Acquired by
Location                      Franchise             Rooms   Built  the Company
----------                    ----------           ------   -----  ---------
  Litchfield................  Super 8                  61   1987     1994
  Naperville................  Travelodge              100   1983     1996
  Okawville.................  Super 8                  40   1985     1988
  Peru......................  Super 8                  62   1986     1987
  South Springfield.........  Super 8                 122   1987     1994
  Springfield...............  Super 8                  65   1985     1994
  Tuscola...................  Super 8                  66   1988     1994
  Waukegan..................  Super 8                  62   1986     1987
INDIANA
  Columbus..................  Super 8                  62   1984     1987
  Elkhart...................  Shoney's                 61   1990     1994
  Elkhart...................  Super 8                  62   1986     1989
  Indianapolis..............  Days Inn                163   1985     1994
  Muncie....................  Days Inn                 62   1990     1994
  Muncie....................  Super 8                  63   1986     1989
  Terre Haute...............  Super 8                 118   1985     1994
IOWA
  Davenport.................  Super 8                  61   1984     1987
  Des Moines................  Super 8                 152   1985     1994
KANSAS
  Leavenworth...............  Super 8                  60   1984     1989
  Salina....................  Super 8                  61   1984     1989
  Topeka....................  Super 8                  62   1984     1987
KENTUCKY
  Danville..................  Super 8                  49   1987     1987
  Lexington.................  Super 8                  62   1987     1987
  Louisville................  Super 8                 100   1988     1988
  Louisville................  Travelodge              108   1983     1996
LOUISIANA
  Shreveport................  Super 8                 143   1986     1994
MAINE
  Ellsworth.................  Comfort Inn              63   1993     1993
MICHIGAN
  Battle Creek..............  Super 8                  62   1985     1987
  Detroit...................  Travelodge              122   1986     1996
  Grand Rapids..............  Super 8                  62   1986     1987
  Kalamazoo.................  Super 8                  62   1985     1987
  Muskegon..................  Days Inn                106   1968     1993
  Muskegon..................  Super 8                  62   1986     1987
  Saginaw...................  Super 8                  62   1985     1987
MINNESOTA
  Hibbing...................  Super 8                  49   1993     1994
  Red Wing..................  Super 8                  60   1987     1996
  Savage....................  Comfort Inn              75   1982     1994
MISSISSIPPI
  Vicksburg.................  Super 8                  62   1988     1988

                                                   Number            Year
                                                     of     Year   Acquired by
Location                      Franchise             Rooms   Built  the Company
----------                    ----------           ------   -----  ---------
MISSOURI
  Independence..............  Super 8                  81   1983     1987
  Joplin....................  Super 8                  50   1985     1987
  Liberty...................  Super 8                  60   1980     1987
  NW Kansas City............  Super 8                  50   1983     1987
  St. Joseph................  Super 8                  55   1985     1987
  St. Louis.................  Super 8                  99   1984     1987
  Springfield...............  Super 8                  50   1985     1987
MONTANA
  Billings..................  Ramada Ltd.             116   1978     1994
  Billings..................  Super 8                 115   1979     1994
  Dillon....................  Super 8                  47   1985     1989
  Great Falls...............  Super 8                 117   1978     1994
  Helena....................  Super 8                 102   1979     1988
  Kalispell.................  Super 8                  74   1984     1988
NEBRASKA
  Fremont...................  Super 8                  43   1986     1989
NEVADA
  Carson City...............  Super 8                  63   1985     1985
  Wendover..................  Super 8                  74   1988     1988
NEW MEXICO
  Las Cruces................  Super 8                  61   1981     1987
  Raton (1).................  Super 8                  48   1983     1987
NORTH CAROLINA
  Greensboro................  Travelodge              108   1985     1996
  Weldon....................  Orchard Inn              50   1973     1993
NORTH DAKOTA
  Bismarck..................  Super 8                  61   1976     1987
  Grand Forks...............  Super 8                  33   1983     1987
  Minot.....................  Super 8                  60   1977     1987
OHIO
  Akron.....................  Super 8                  59   1986     1987
  Cambridge.................  Travelodge               48   1968     1996
  Canton....................  Days Inn                 61   1985     1987
  Cleveland/Beachwood.......  Travelodge              127   1980     1996
  Cleveland/Willoughby......  Travelodge              110   1984     1996
  Columbus..................  Travelodge              108   1983     1996
  St. Clairsville...........  Super 8                  62   1986     1987
PENNSYLVANIA
  Lancaster.................  Super 8                 101   1990     1990
  York......................  Super 8                  94   1990     1990
SOUTH CAROLINA
  Anderson..................  Super 8                  62   1986     1987
  Camden....................  Shoney's                 84   1989     1994
  Charleston................  Orchard Inn              89   1973     1993
  Columbia..................  Travelodge              106   1985     1996
  Greenwood.................  Villager Lodge           62   1986     1987
  Hilton Head...............  Shoney's                136   1989     1994

                                                   Number            Year
                                                     of     Year   Acquired by
Location                      Franchise             Rooms   Built  the Company
----------                    ----------           ------   -----  ---------
SOUTH DAKOTA
  Sioux Falls...............  Super 8                  95   1976     1987
TENNESSEE
  Chattanooga...............  Best Western            124   1972     1995
  Chattanooga...............  Super 8                  74   1986     1987
  East Memphis..............  Super 8                  70   1990     1990
  Johnson City..............  Super 8                  63   1986     1987
  Knoxville.................  Super 8                 139   1975     1993
  Union City................  Super 8                  62   1989     1989
UTAH
  Salt Lake City............  Super 8                 123   1983     1988
VIRGINIA
  Charlottesville...........  Super 8                  65   1986     1987
  Richmond..................  Shoney's                117   1985     1994
  South Hill................  Super 8                  49   1986     1987
WASHINGTON
  Spokane...................  Super 8                 189   1982     1988
  Wenatchee.................  Orchard Inn             103   1984     1988
WISCONSIN
  Ashland...................  Super 8                  70   1984     1988
  Janesville................  Super 8                  48   1985     1987
  Kenosha...................  Super 8                  62   1984     1987
  Madison...................  Best Western            101   1983     1994
  Oshkosh...................  Super 8                  61   1987     1994
  Rice Lake.................  Super 8                  47   1984     1994
WYOMING
  Cody......................  Super 8                  64   1982     1982
  Jackson...................  Super 8                  97   1983     1983

        Total...............                       11,233
                                                   ======
==========================================

(1)  Property is subject to a ground lease.

Item 3.  LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fiscal quarter ended December 31, 1996 to a vote of the security holders of the Company.



                                      PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 13, 1997, there were approximately 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

     The Company has never paid cash dividends on its Common Stock. It is the Company's present intention to retain all future earnings for use in its business and, therefore, it does not expect to pay cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends on the Common Stock is restricted by the indenture relating to the $80 million principal amount of 12% Senior Subordinated Notes due April 15, 2004, Series B issued by the Company in April 1994 (the "Notes") and the instruments relating to the Company's other indebtedness.

Item 6.  SELECTED FINANCIAL DATA

   The following table sets forth certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended December 31, 1996, which has been derived from the audited financial statements, with the exception of Operating Data and Same Property Data. This data should be read in conjunction with the consolidated historical financial statements of the Company and the notes thereto included elsewhere herein.


                                                                 Year Ended December 31,
                                               -------------------------------------------------------
                                                1992       1993 (1)   1994 (1)    1995 (1)    1996 (1)
                                               ---------  ---------  ---------   ---------   ---------
                                                         (dollars in thousands except Ratio,
                                                               Margin and Operating Data)
Statement of Operations Data
   Total revenues ............................ $  45,712  $  58,257  $  87,067   $ 112,720   $ 128,271
   Costs and expenses:
      Motel operating ........................    21,492     28,625     43,245      57,353      67,344
      Marketing and royalty fees .............     3,257      3,874      5,900       7,643       9,606
      Corporate general and
        administrative .......................     3,028      3,371      4,596       5,590       6,833
      Depreciation and amortization(2) .......     5,678      6,609      8,569      12,618      13,995
                                                ---------  ---------  ---------   ---------   ---------
   Total direct expenses .....................    33,455     42,479     62,310      83,204      97,778
                                                ---------  ---------  ---------   ---------   ---------
   Net operating revenue .....................    12,257     15,778     24,757      29,516      30,493
   Interest expense ..........................     6,398     11,449     20,297      27,831      31,573
                                                ---------  ---------  ---------   ---------   ---------
   Income (loss) from operations .............     5,859      4,329      4,460       1,685      (1,080)
   Net income before
      extraordinary item .....................     5,696      3,304        414       1,265         687
   Net income ................................     5,696      3,796        414       1,533         687
   Net income before
      extraordinary item per share(3) ........                $4.63      $0.53       $1.58       $0.86
   Net income per share(3) ...................                $5.32      $0.53       $1.91       $0.86
Other Financial Data
   Net cash provided by operating
      activities ............................. $  12,426  $  10,176  $  10,494   $   8,144   $  13,477
   Net cash used in investing activities .....    (3,954)    (3,762)  (104,474)    (10,532)    (50,498)
   Net cash provided by (used in)
      financing activities ...................    (9,766)    (9,444)    98,713       7,798      35,371
   EBITDA(4) .................................    17,935     22,387     33,326      42,134      44,487
   EBITDA Margin (% of total
      revenues)(4) ...........................     39.23%     38.43%     38.28%      37.38%      34.70%
   Net operating revenue margin
      (% of total revenues) ..................     26.81%     27.08%     28.43%      26.19%      23.66%
   Refurbishment of investment properties .. . $   2,241  $   3,455  $   6,818   $   7,806   $   9,857
Operating Data
   Number of motels ..........................        76         82        125         125         135
   Number of rooms ...........................     5,164      5,781     10,551      10,573      11,335
   REVPAR(5) ................................. $   24.45  $   28.11  $   28.38   $   28.96   $   28.96
   ADR(6) .................................... $   35.90  $   37.67  $   37.58   $   40.25   $   40.91
   Occupancy percentage(7) ...................     66.16%     69.78%     70.18%      66.89%      66.25%
Balance Sheet Data
   Total assets .............................. $ 150,868  $ 165,694  $ 310,567   $ 325,151   $ 368,433
   Total debt ................................   130,356    141,453    268,191     286,088     327,554
   Total stockholders' equity ................    11,492     16,326     20,745      22,279      22,966

                                                               Year Ended December 31,
                                                -------------------------------------------------------
                                                 1992       1993 (1)   1994 (1)    1995 (1)    1996 (1)
                                                ---------  ---------  ---------   ---------   ---------
                                                             (room revenues in thousands)
Same Property Data:
   75 Motels owned since
      January 1, 1992:
      Room revenues .......................... $  43,556  $  46,093  $  48,641   $  49,963   $  49,704
      REVPAR(5) .............................. $   24.13  $   25.68  $   27.18   $   27.78   $   27.54
      ADR(6) ................................. $   35.70  $   36.03  $   35.67   $   37.63   $   37.87
      Occupancy percentage(7) ................     66.07%     69.50%     74.09%      71.89%      70.78%
   76 Motels owned since
      January 1, 1993:
      Room revenues ..........................            $  48,612  $  51,018   $  52,655   $  52,757
      REVPAR(5) ..............................            $   27.31  $   28.67   $   29.55   $   28.75
      ADR(6) .................................            $   36.88  $   36.45   $   38.52   $   38.92
      Occupancy percentage(7) ................                69.92%     74.25%      72.26%      71.38%
   83 Motels owned since
      January 1, 1994:
      Room revenues ..........................                       $  58,577   $  60,870   $  61,217
      REVPAR(5) ..............................                       $   29.37   $   30.46   $   30.67
      ADR(6) .................................                       $   37.54   $   39.73   $   40.46
      Occupancy percentage(7) ................                           72.95%      71.44%      70.30%
   117 Motels owned since
      January 1, 1995:
      Room revenues ..........................                                   $  95,704   $  95,627
      REVPAR(5) ..............................                                   $   29.71   $   29.61
      ADR(6) .................................                                   $   40.41   $   41.04
      Occupancy percentage(7) ................                                       68.85%      67.52%

[FN]
(1) Results for the years ended December 31, 1993 and 1995 include gains on early extinguishment of debt, net of income taxes, of $0.5 million and $0.3 million, respectively. Results for the years ended December 31, 1994 and 1995 include the writeoff of $3.1 million of deferred costs and the recovery of $0.4 million of offering costs previously written off, respectively. The results for years ended December 31, 1995 and 1996 include a $0.5 million and $2.6 million gain on the sale of properties, respectively.

(2) The Company changed its estimate of the useful life of its buildings from 35 to 40 years in 1994. The effect of this change decreased depreciation by $1,154,000 for the year ended December 31, 1994.

(3) No earnings per share has been calculated for the year ended December 31, 1992 as all previous equity interests in the Company were cancelled in 1992 pursuant to the confirmation order entered by the Bankruptcy Court.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest, gain on sale of properties, write-off (recovery) of deferred offerring costs and gain on early extinguishment of debt. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA should not be construed by the reader as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.

(5) Revenue per available room ("REVPAR") represents motel operating revenues divided by the total number of rooms available. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.

(6) The average daily room rate ("ADR") represents total room revenues divided by the total number of rooms occupied.

(7) The occupancy percentage represents total rooms occupied divided by total available rooms.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.


General

     MOA operates principally in the economy limited service segment of the lodging industry. As a result, its average room rates tend to be lower than the average room rates of full service lodging facilities. However, due to the limited nature of the public space and ancillary services provided by limited service motels, the Company's expenses tend to be lower than those of full service lodging facilities. The profitability of the lodging industry in general is significantly dependent upon room rental rates and occupancy rates. Due to the fixed nature of a relatively high portion of the Company's expenses, changes in either room rates or occupancy percentages result in significant changes in the operating profit of the Company's motels.

Between January 1, 1994 and December 31, 1996, the Company has acquired, developed and sold a number of motels in various transactions summarized as follows:

                                                                    Number of
     Date                Transaction                                  Rooms
     ----                -----------                                ---------
     January 1994        Purchased at an affiliate's                      76
                         cost to build a Best Western
                         motel located in West Los
                         Angeles, CA which opened in 1993.
                         Also acquired the remaining 50%
                         interest in the Santa Monica, CA
                         Best Western motel in exchange for
                         a 1% common stock equity interest
                         in the Company.

     April 1994          Purchased nine motels from                    1,096
                         Midwest Lodging, Inc.

     April 1994          Purchased all the outstanding                 1,760
                         common stock of Tri-State Inns,
                         Inc. which owned fifteen motels.

     May through         Purchased seventeen additional                1,698
       December 1994     motels.

                                                                    Number of
     Date                Transaction                                  Rooms
     ----                -----------                                ---------

     December 1994       Purchased a motel located in                    140
                         Charlotte, NC at book value
                         from an affiliate.

     September and       Purchased two motels located                    250
       December 1995     in Chattanooga, TN and Indio, CA.

     December 1995       Sold two motels located in                     (260)
                         Charlotte, NC and Augusta, GA.

     January 1996        Purchased nineteen motels                     1,794
                         located in the eastern half
                         of the United States from
                         Forte USA, Inc.

     January through     Purchased two motels located in                 201
       March 1996        Newark, DE and Red Wing, MN.
                         Also purchased the land underlying
                         one of its existing properties.

     May 1996            Sold a motel located in                        (102)
                         Newport, KY.

     June 1996           Sold a motel located in                         (60)
                         Waukegan, IL.

     August 1996         Sold three motels located                      (306)
                         in York, PA and Romulus, MI.

     September 1996      Sold two motels located in                      (95)
                         Niagara Falls, NY and
                         Pittsfield, MA.

     October 1996        Sold three motels located                      (447)
                         in West Des Moines, IA,
                         Phoenix, AZ and Orlando, FL

     November 1996       Sold a motel located in                        (223)
                         Las Vegas, NV.
                                                                       ------
                                                                       5,522
                                                                       ======



     During such period, the Company has in the aggregate expended $124.3 million in cash (net of proceeds from sales of $20 million) and assumed $24.8 million in debt in conjunction with the above listed acquisitions. Cash was funded from internal sources and $135.7 million in borrowings.

     The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the date of acquisition.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

  The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                                 Supplemental Operating Results and Statistics
                                         -----------------------------------------------------------
                                                                  (unaudited)

                                                             Year Ended December 31
                                         -----------------------------------------------------------
                                            Motels Owned        Acquisitions/
                                            Both Periods        Divestitures        Consolidated
                                         ------------------- ------------------- -------------------
                                           1996      1995      1996      1995      1996      1995
                                         --------- --------- --------- --------- --------- ---------
                                                   (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues ......................$  96,568 $  96,480 $  23,079 $   7,745 $ 119,647 $ 104,225
    Ancillary motel revenues ...........    6,385     6,407     1,811     1,492     8,196     7,899
                                         --------- --------- --------- --------- --------- ---------
      Total motel operating revenues ...  102,953   102,887    24,890     9,237   127,843   112,124
  Motel costs and expenses:
    Motel operating expenses ...........   50,743    49,658    16,601     7,695    67,344    57,353
    Marketing and royalty fees .........    7,447     7,080     2,159       563     9,606     7,643
    Depreciation and amortization ......   11,273    10,112     1,935       614    13,208    10,726
                                         --------- --------- --------- --------- --------- ---------
      Total motel direct expenses ......   69,463    66,850    20,695     8,872    90,158    75,722
                                         ----------- --------- --------- --------- --------- -------
                                        $  33,490 $  36,037 $   4,195 $     365    37,685    36,402
                                        ========= ========= ========= =========
Corporate operations:
  Other revenues .......................                                              428       596
  General and administrative expenses...                                            6,833     5,590
  Depreciation and amortization ........                                              787     1,892
                                                                                 --------- ---------
                                                                                   (7,192)   (6,886)
                                                                                 --------- ---------
Net operating revenue ..................                                        $  30,493 $  29,516
                                                                                 ========= =========
Other data:
  Number of motels at period end .......      118       118        17         7       135       125
  Number of rooms at period end ........    9,553     9,565     1,764     1,008    11,317    10,573
  Occupancy percentage .................    67.30%    68.55%    62.25%    51.77%    66.25%    66.89%
  ADR (1) ..............................   $41.01 $   40.36 $   40.50 $   38.94 $   40.91 $   40.25
  REVPAR (2) ...........................   $29.43 $   29.50 $   27.19 $   24.04 $   28.96 $   28.96
  Net operating revenue margin (3) .....                                            23.77%    26.19%
  Net motel revenue margin (4) .........    46.35%    47.83%    26.56%    12.64%    42.54%    45.22%

-----------
[FN]
(1) ADR represents room revenues divided by the total number of rooms occupied.

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


     Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income.
Total revenues increased to $128,271,000 in 1996 from $112,720,000 in 1995, an increase of $15,551,000 or 13.8%.

     Motel revenues increased to $127,843,000 in 1996 from $112,124,000 in 1995, an increase of $15,719,000 or 14.0%. Approximately $15,653,000 of the
increase in motel revenues was attributable to the twenty-three motels acquired and the thirteen motels divested, since January 1, 1995 and $66,000 of the increase related to motels owned during both periods. Motel revenues for motels owned during both periods increased 0.1%. The increase in motel revenues for motels owned during both periods was attributable to: 1996 having one additional day; an increase in the average daily room rate ("ADR"); and a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $41.01 in 1996 from $40.36 in 1995, an increase of $0.65 or 1.6%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage in 1996 for the motels owned during both periods decreased to 67.3% from 68.6% in 1995. Management attributes this decrease to an increase in competitive supply and other factors outside of its control. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $29.43 in 1996 from $29.50 in 1995, a decrease of $0.07 or 0.2%. The acquired and divested motels had an occupancy percentage of 62.25%, an ADR of $40.50 and a REVPAR of $27.19 for the period which they were owned by the Company in 1996.

     Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses increased to $67,344,000 in 1996 from $57,353,000 in 1995, a net increase of $9,991,000 or 17.4%. Approximately $8,906,000 of the increase is attributable to the cost of operating the acquired and divested motels since January 1, 1995. The cost of operating motels owned during both periods increased to $50,743,000 in 1996 from $49,658,000 in 1995, an increase of $1,085,000 or 2.2%. Payroll and related costs experienced the most significant increase of all of the motel operation expenses. Management attributes this increase to the affect of the minimum wage increase and general tightening of the labor markets in many of the areas where the Company's motels are located. Motel operating expenses as a percentage of motel revenues increased to 52.7% in 1996 from 51.1% in 1995. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.3% in 1996 from 48.3% in 1995. The decrease in the operating margin for motels owned during both periods is primarily attributable to the increase in motel operating expenses. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 66.7% in 1996.

     Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees increased to $9,606,000 in 1996 from $7,643,000 in 1995, an increase of $1,963,000 or 25.7%. Approximately $1,596,000 of the increase in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 1995. The marketing and royalty fees for motels owned during both periods increased to $7,447,000 in 1996 from $7,080,000 in 1995, an increase of $367,000 or 5.2%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.7% in 1996 from 7.3% in 1995.

     Corporate general and administrative expenses include the costs of corporate training, marketing, purchasing, administrative support and accounting. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $1,243,000 to $6,833,000 in 1996 from $5,590,000 in 1995, an increase of 22.2%. The increase resulted principally from higher payroll costs due to additional corporate personnel hired to manage the additional work load associated with the increase in the number of motels since January 1, 1995. The Company also hired several individuals to facilitate the Company's new construction projects. As a percentage of total motel operating revenues, corporate general and administrative expenses increased to 5.3% in 1996 from 5.0% in 1995.

     Depreciation and amortization increased to $13,995,000 in 1996 from $12,618,000 in 1995, an increase of $1,377,000 or 10.9%. Approximately
$1,321,000 of the increase in depreciation and amortization is attributable to the addition of the motels acquired and divested since January 1, 1995. Depreciation and amortization with respect to motels owned during both periods increased $1,161,000 due to the Company's continued reinvestment in the properties. Corporate depreciation and amortization decreased $1,105,000 to $787,000 in 1996 from $1,892,000 in 1995. The decrease is principally a result of the completion of the amortization of the of deferred financing costs incurred with respect to the borrowings under the two-year $100 million secured line of credit facility entered into with Nomura Asset Capital Corporation ("NACC") in October 1994 (the "NACC credit line").

     Net operating revenue increased to $30,493,000 in 1996 from $29,516,000 in 1995, an increase of $977,000 or 3.3%. The increase in net operating revenues included an increase of $3,765,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $3,765,000 increase in net motel revenues, $5,151,000 resulted from the motels acquired and divested since January 1, 1995. Net motel revenues for motels owned during both periods decreased $1,386,000 or 3.0%. Net operating revenue as a percent of total revenues was 23.8% and 26.2% in 1996 and 1995, respectively.

     Interest expense increased to $31,573,000 in 1996 from $27,831,000 in 1995, an increase of $3,742,000. The increase is principally due to an increase in outstanding borrowings utilized to finance the acquisition of motel properties.

     Net income decreased to $687,000 in 1996 from $1,533,000 in 1995. Net income for 1996 includes the gain on sale of properties of $1,581,000, net of tax. Net income for 1995 includes the gain on sale of properties of $293,000, net of tax, the reversal of the writeoff of deferred offering costs of $247,000, net of tax, and the gain on early extinguishment of debt of $268,000, net of tax.

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

  The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                                 Supplemental Operating Results and Statistics
                                            -----------------------------------------------------------
                                                                  (unaudited)

                                                             Year Ended December 31
                                            -----------------------------------------------------------
                                               Motels Owned        Acquisitions/
                                               Both Periods        Divestitures        Consolidated
                                            ------------------- ------------------- -------------------
                                              1995      1994      1995      1994      1995      1994
                                            --------- --------- --------- --------- --------- ---------
                                                      (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues .........................$  60,870 $  58,577 $  43,355 $  21,954 $ 104,225 $  80,531
    Ancillary motel revenues ..............    4,447     4,236     3,452     1,871     7,899     6,107
                                            --------- --------- --------- --------- --------- ---------
      Total motel operating revenues ..   .   65,317    62,813    46,807    23,825   112,124    86,638
  Motel costs and expenses:
    Motel operating expenses ..............   31,028    30,297    26,325    12,948    57,353    43,245
    Marketing and royalty fees ............    4,597     4,414     3,046     1,486     7,643     5,900
    Depreciation and amortization .........    6,533     6,305     4,193     1,585    10,726     7,890
                                            --------- --------- --------- --------- --------- ---------
      Total motel direct expenses .........   42,158    41,016    33,564    16,019    75,722    57,035
                                            --------- --------- --------- --------- --------- ---------
                                           $  23,159 $  21,797 $  13,243 $   7,806    36,402    29,603
                                            ========= ========= ========= =========
Corporate operations:
  Other revenues ..........................                                              596       429
  General and administrative expenses .....                                            5,590     4,596
  Depreciation and amortization ...........                                            1,892       679
                                                                                    --------- ---------
                                                                                      (6,886)   (4,846)
                                                                                    --------- ---------
Net operating revenue .....................                                        $  29,516 $  24,757
                                                                                    ========= =========
Other data:
  Number of motels at period end ..........       83        83        42        42       125       125
  Number of rooms at period end ...........    5,887     5,857     4,686     4,694    10,573    10,551
  Occupancy percentage ....................    71.44%    72.95%    61.23%    63.72%    66.89%    70.18%
  ADR (1) .................................$   39.73 $   37.54 $   41.00 $   37.70 $   40.25 $   37.58
  REVPAR (2) ..............................$   30.46 $   29.37 $   27.10 $   26.07 $   28.96 $   28.38
  Net operating revenue margin (3) ........                                            26.19%    28.43%
  Net motel revenue margin (4) ............    48.78%    47.97%    40.22%    42.78%    45.22%    46.56%

-----------
[FN]
(1)  ADR represents room revenues divided by the total number of rooms occupied.

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



     Total revenues increased to $112,720,000 in 1995 from $87,067,000 in 1994, an increase of $25,653,000 or 29.5%.

     Motel revenues increased to $112,124,000 in 1995 from $86,638,000 in 1994, an increase of $25,486,000 or 29.4%. Approximately $22,982,000 of the
increase in motel revenues was attributable to the forty-four motels acquired and the two motels divested since January 1, 1994 and $2,504,000 of the increase related to motels owned during both periods. Motel revenues for motels owned during both periods increased 4.0%. The increase in motel revenues for motels owned during both periods was attributable to an increase in the average daily room rate ("ADR") partially offset by a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $39.73 in 1995 from $37.54 in 1994, an increase of $2.19 or 5.8%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage in 1995 for the motels owned during both periods decreased to 71.4% from 72.9% in 1994. Revenue per available room ("REVPAR") for motels owned during both periods increased to $30.46 in 1995 from $29.37 in 1994, an increase of $1.09 or 3.7%. The motels acquired and motels divested had an occupancy percentage of 61.23%, an ADR of $41.00 and a REVPAR of $27.10 for the period which they were owned by the Company in 1995.

     Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses increased to $57,353,000 in 1995 from $43,245,000 in 1994, a net increase of $14,108,000 or 32.6%. Approximately $13,377,000 of
the increase is attributable to the cost of operating the motels acquired and divested since January 1, 1994. The cost of operating motels owned during both periods increased to $31,028,000 in 1995 from $30,297,000 in 1994, an increase of $731,000 or 2.4%. Motel operating expenses as a percentage of motel revenues increased to 51.1% in 1995 from 49.9% in 1994. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 47.5% in 1995 from 48.2% in 1994. The increase in the operating margin for motels owned during both periods is primarily attributable to the increase in room revenues. Motel operating expenses as a percent of motel revenues for the motels acquired and motels divested since January 1, 1994 was 56.2% in 1995.

     Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees increased to $7,643,000 in 1995 from $5,900,000 in 1994, an increase of $1,743,000 or 29.5%. Approximately $1,560,000 of the increase in marketing and royalty fees was attributable to the motels acquired and motels divested since January 1, 1994. The marketing and royalty fees for motels owned during both periods increased to $4,597,000 in 1995 from $4,414,000 in 1994, an increase of $183,000 or 4.1%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.6% in 1995 from 7.5% in 1994.

     Corporate general and administrative expenses include the costs of corporate training, marketing, purchasing, administrative support and accounting. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $994,000 to $5,590,000 in 1995 from $4,596,000 in 1994, an increase of 21.6%. The increase resulted principally from higher payroll costs due to additional corporate personnel hired to manage the additional work load associated with the increase in the number of motels operated by the Company since January 1, 1994. As a percentage of total motel operating revenues, corporate general and administrative expenses declined to 5.0% in 1995 from 5.3% in 1994.

     Depreciation and amortization increased to $12,618,000 in 1995 from $8,569,000 in 1994, an increase of $4,049,000 or 47.2%. Approximately
$2,608,000 of the increase in depreciation and amortization is attributable to the motels acquired and motels divested since January 1, 1994. The Company changed its estimate of the useful life of its buildings from 35 to 40 years in 1994. The effect of this change decreased depreciation by $1,154,000 for the year ended December 31, 1994. Corporate depreciation and amortization increased $1,213,000 to $1,892,000 in 1995 from $679,000 in 1994. The increase is principally a result of amortization of deferred financing costs incurred in 1994 with respect to the issuance by the Company of the Notes in April 1994 and borrowings under the two-year $100 million secured line of credit facility entered into with Nomura Asset Capital Corporation ("NACC") in October 1994 (the "NACC credit line").

     Net operating revenue increased to $29,516,000 in 1995 from $24,757,000 in 1994, an increase of $4,759,000 or 19.2%. The increase in net operating revenues included an increase of $9,635,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $9,635,000 increase in net motel revenues, $8,045,000 resulted from the motels acquired and motels divested since January 1, 1994. Net motel revenues for motels owned during both periods increased $1,590,000 or 5.7%. Net operating revenue as a percent of total revenues was 26.2% and 28.4% in 1995 and 1994, respectively.

     Interest expense increased to $27,831,000 in 1995 from $20,297,000 in 1994, an increase of $7,534,000. Approximately $2,866,000 of the increase is due to the issuance of the Notes in April 1994. The remainder of the increase is principally due to an increase in outstanding borrowings utilized to fund acquisitions of lodging properties

     The writeoff of deferred offering costs in 1994 of $3,121,000 represents costs incurred by the Company during 1994, including management's estimates of unbilled costs at December 31, 1994, related to a proposed formation of a real estate investment trust (the "REIT"). During the fourth quarter of 1994, the public market for initial REITs deteriorated to the point, in the opinion of management, that the contemplated transaction would not achieve the desired financial results and the transaction was abandoned. Accordingly, the legal fees, underwriting fees and other costs and deferred expenses were expensed in the fourth quarter of 1994. During the fourth quarter of 1995, management determined that the previous estimates of unbilled costs exceeded the actual costs and the Company recovered $404,000 of the writeoff.

     Net income increased to $1,533,000 in 1995 from $414,000 in 1994. Net income for 1995 includes the gain on sale of properties of $293,000, net of tax, the reversal of the writeoff of deferred offering costs of $247,000, net of tax, and the gain on early extinguishment of debt of $268,000, net of tax. Net income for 1994 includes the writeoff of deferred offering costs of $1,906,000, net of tax


Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital; in addition on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.


The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 1996, the Company has principal repayment obligations of $10,207,437, $68,793,874 and $5,352,137 for the years ending December 31,
1997, 1998 and 1999, respectively. In January 1997, the Company sold a motel for cash and the assumption of debt which reduced the principal repayment obligations for 1997 from the $10,207,437 stated above to $7,866,190. Management believes the Company will be able to extend the maturity or refinance mortgage notes in the amount of $1,825,704 as of December 31, 1996 which would otherwise require repayment in 1997. Management believes cash flows derived from the properties securing the approximate $62.5 million of mortgage loans which mature in 1998 will be sufficient to allow for the refinancing of such mortgage debt. Although the Company currently does not have lines of credit outstanding, management believes sufficient resources exists in the event of any unforeseen liquidity needs.

In January through March 1996, the Company borrowed approximately $30.9 million under the NACC credit line and $10.7 million from unrelated parties to finance the acquisition of nineteen motels from Forte USA, Inc., a subsidiary of Forte Hotels, Inc., two additional motel properties and the land underlying a motel already owned.

In November 1996, the Company completed two separate financing transactions with CSFB pursuant to which the Company borrowed $37,150,000 on a secured basis. Approximately $29.8 million of the proceeds were utilized to repay the entire outstanding borrowings under the Company's NACC credit line; $1.6 million of the proceeds were utilized toward a partial paydown of the Company's borrowing from HFS Incorporated; and the remaining net proceeds were retained for general corporate purposes and are evidenced by mortgages. The terms of the notes and mortgages, among other things, provide for a floating rate of interest adjusted monthly based upon the thirty-day LIBOR rate plus 3.37% and monthly payments of principal and interest based upon a twenty-year amortization period.

In November 1996, the Company contributed the total of approximately $2.5 million to a newly formed subsidiary, TAD Properties L.L.C. to cover financing commitment fees and certain related expenses in connection with prospective financing for a new construction motel development program contemplated to be pursued by such subsidiary.

The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $9,857,347, $7,805,508 and $6,817,513 in 1996, 1995 and 1994,
respectively. In addition, as of December 31, 1996, the Company has $3,738,478 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

For the year ended December 31, 1996 cash and cash equivalents decreased $1,649,590 from $13,897,161 at December 31, 1995 to $12,247,571 at December
31, 1996. $13,477,147 of cash was provided by operating activities, $50,497,836 of cash was utilized in investing activities and $35,371,099 of cash was provided by financing activities. Net investing activities include:
$55,021,276 of cash utilized for motel acquisitions ($43,837,022), development ($5,639,529) and redevelopment of existing motel properties ($5,544,725); $9,857,347 expended on renovation of existing motel properties; $1,575,913 of cash utilized as an increase in cash restricted for refurbishment of properties; and $15,956,700 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash provided by financing activities include: $82,721,234 of proceeds from borrowings less $5,361,159 of deferred financing costs; $41,674,691 of cash utilized to repay indebtedness; and $314,285 of cash distributed to minority interests.

The Company is not currently a party to any proceeding which, in management's opinion, is likely to have a material adverse effect on the Company's operating results or financial position.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements in this Form 10-K.

     The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following chart lists the Company's current directors and executive officers.




Name                       Age  Positions(s) with the Company


Paul F. Wallace             60  Director, Chairman and Chief Executive Officer
Kurt M. Mueller             40  Director, President and Chief Operating Officer
Carl W. Desch               81  Director
J. Anthony Kouba            49  Director
Louis A. Scarrone, M.D.     73  Director
Ronald P. Stewart           52  Director
C. Michael Dolan            56  Vice-Chairman-Development
Daniel W. Daniele           41  Executive Vice President
Valerie Gossman-Murzl       43  Vice President & Assistant Secretary
John D. Simon               50  Secretary & Treasurer
Robert Brandt               56  Vice President & Assistant Secretary


     The following is a biographical summary of the experience of the directors and executive officers of the Company:

     Paul F. Wallace, formerly a Director and controlling stockholder of EconoLodge, has been Chairman and Chief Executive Officer of the Company since January 1994 and a Director of the Company since August 1992. Mr. Wallace also serves on the Company's operations committee. Mr. Wallace was President of the Broadstone Group from July 1978 until June of 1986, and he became the President again in July of 1993. Mr. Wallace has been Chairman of the Board and controlling stockholder of the Broadstone Group since July 1981, and is currently the principal shareholder of a privately-held manufacturing company and an investor in and operator of various real estate related projects.

     Kurt M. Mueller has been President since January 1994 and a Director and Chief Operating Officer of the Company since he joined MOA in May 1991. Mr. Mueller served as Executive Vice President from May 1991 until January 1994. In addition, Mr. Mueller currently serves on the Company's operations committee and audit committee. From 1978 to 1991, Mr. Mueller was employed by Ernst & Young LLP and most recently was a Senior Manager. During his career at Ernst & Young LLP, he was on the audit staff and, during his last two years, he worked in the Mergers and Acquisitions Group performing due diligence financial and operational reviews.

     Carl W. Desch, formerly a Director of EconoLodge, has been a Director of the Company since April 1993 and serves on the Company's audit committee and operations committee. Mr. Desch has been Chairman and Director of Citibank (NY State), N.A. for over five years.

     J. Anthony Kouba has been a Director of the Company since April 1995. Mr. Kouba is a developer and operator of various real estate properties and has been a licensed real estate broker in the State of California since 1975. In addition, Mr. Kouba has been a member of the State Bar of California since 1972.

     Louis A. Scarrone, M.D., formerly a Director of EconoLodge, has been a Director of the Company since October 1993. He has been engaged in his own private practice of internal medicine since 1955.

     Ronald P. Stewart, formerly a Director of EconoLodge, has been a Director of the Company since October 1993. Mr. Stewart has been Headmaster of York Preparatory School in New York City since 1969 and Chairman of the Learning Annex of New York since 1992.

     C. Michael Dolan, is one of the founders of MOA and has been Vice-Chairman-Development since January 1994. He served as a Director from April 1990 to May 1996. Mr Dolan served as Chairman and Chief Executive Officer of the Company from April 1990 until January 1994.

     Daniel W. Daniele has been Executive Vice President of the Company since September 1994. From October 1, 1993 until September 1994, Mr. Daniele served as the Principal and National Director Hospitality Consulting for Ernst & Young LLP. From March 26, 1991 to September 30, 1993, Mr. Daniele served as a Senior Manager and National Director Hospitality Consulting for Ernst & Young LLP. From February 1, 1991 to March 25, 1991, he worked on an independent consulting basis for Ernst & Young LLP, and from January 2, 1991 to January 31, 1991, he served as a Senior Principal for Pannel, Kerr, Forster. From February 1978 to November 1990, Mr. Daniele was employed by Laventhol & Horwath in various positions including the Senior Principal and National Director Economy/Limited-Service Lodging.


    Valerie Gossman-Murzl has been Vice President, with a special emphasis on Training/Development and Human Resources since joining the Company in January 1990, and Assistant Secretary since May 1996. Prior to 1990, she was most recently a Director of Human Resources for the Marriott Corporation specializing in Employee Relations Law. During her 12-year career with Marriott, she held a variety of positions in operations and other aspects of the lodging industry.

     John D. Simon has been Secretary and Treasurer of the Company since joining the Company in August 1996. From April 1995 to August 1996, he worked as an independent consultant. From January 1990 to March 1995, Mr. Simon was Vice President-Property Financial Operations for The Balcor Company, a wholly-owned subsidiary of American Express Co. From October 1988 to December 1989, he served as Senior Controller for The Balcor Company.

     Robert Brandt has been Vice President and Assistant Secretary of the Company since November 1996. Mr. brandt has served as Vice President of Budget Motel Supply Corporation, a subsididary of MOA, since 1990. From 1986 to
1990, he was Vice President of DRG Investments, in charge of motel development for the Company.


     Executive officers of the Company are appointed and serve at the discretion of the Board of Directors. Each director of the Company is elected for a period of one year and serves until his successor is duly elected and qualified. None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers of the Company.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company, as of the end of the fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:


                            SUMMARY COMPENSATION TABLE

Name and Principal Position                  Year      Salary($)  Bonus($)

Paul F. Wallace                              1996      300,000        --
  Chairman and Chief Executive Officer       1995      300,000        --
                                             1994      300,000        --

C. Michael Dolan                             1996      300,000        --
  Vice Chairman - Development                1995      300,000        --
                                             1994      300,000        --

Kurt M. Mueller                              1996      400,000    50,000
  President and Chief Operating Officer      1995      350,000        --
                                             1994      262,500        --(1)

Daniel W. Daniele                            1996      250,000   100,000
  Executive Vice President(2)                1995      200,000        --
                                             1994       50,000        --

Valerie Gossman-Murzl
  Vice President & Assistant Secretary       1996       87,000    23,000
                                             1995       80,000    19,000
_____________________________                1994       77,250    18,000

(1) The Company entered into an employment contract with Mr. Mueller which was effective through May 31, 1994. The agreement provided for a base annual salary of $175,000 and provided for bonus amounts based on the Company's performance in meeting certain financial performance measurements. Bonus amounts aggregating $175,000 earned and accrued in 1993 were subsequently paid in 1994.

(2) Mr. Daniele has been Executive Vice President of the Company since September 1994.

     The Company historically has and intends to continue to pay discretionary bonuses to key employees, including property managers, as rewards for superior financial performance. The Company does not maintain any employee pension, profit sharing or savings plans for its employees nor does it currently have any stock related plans for key executives.

     Members of the Board of Directors do not receive compensation for serving on the Board except that Messrs. Desch, Kouba, Stewart and Dr. Scarrone each receive a $5,000 annual retainer and are paid $1,000 for each meeting. All members of the Board of Directors receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors and all committees.

  Compensation Committee Interlocks and Insider Participation

     The Company has no compensation committee of the Board of Directors. During 1996, no officer or employee of the Company or its subsidiaries participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

  Employment Agreements and Compensation Arrangements

     On September 14, 1994 the Company entered into an employment agreement with Mr. Daniele providing for the employment of Mr. Daniele as Executive Vice President of the Company until December 31, 1997. Pursuant to this agreement, Mr. Daniele was entitled to a base salary of $200,000 in 1995 and will be entitled to a base salary of $200,000 in each of 1996 and 1997. In addition, pursuant to this agreement Mr. Daniele is eligible to receive an annual bonus to be determined by the Board of Directors of the Company.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of March 13, 1997:

                                                     Shares of
                                                      Common
                                                Stock Beneficially   Percent of
Name and Address of Beneficial Owner                   Owned           Class

Principal Stockholders:

New Image Realty, Inc.............................     677,228             85%
888 Seventh Avenue
Suite 3400
New York, NY   10106

Executive Officers and Directors:

Paul F. Wallace...................................     684,357(1)          86%
All Directors and Officers as a Group (11 persons)     684,357(2)          86%
_________________________

(1) Mr. Wallace is President, Chairman of the Board and controlling stockholder of The Broadstone Group. The Broadstone Group owns 100% of the outstanding Common Stock of New Image Realty, Inc. ("New Image"), which owns 85% of the outstanding Common Stock of MOA. Mr. Wallace is deemed to be a beneficial owner of 677,228 shares of Common Stock of the Company owned by New Image and 7,129 shares of Common Stock of the Company issued to Opal Inc. in January 1994.

(2) Includes 677,228 shares of Common Stock of the Company held by New Image and 7,129 shares of Common Stock of the Company held by Opal Inc. that are deemed to be beneficially owned by Paul F. Wallace.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company paid $345,000, $190,000 and $185,000 for construction management, brokerage commissions and for other services performed in 1994, 1995 and 1996, respectively, to a company in which Mr. Kouba has a minority ownership interest.

     The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes. During 1994, 1995 and 1996, the Company made federal tax payments of approximately $2.5 million, $1.3 million, and $0.5 million respectively, to affiliates of Paul F. Wallace, of which approximately $1.0 million is available to offset required future federal tax payments, if any.


                                      PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1 & 2.  Financial Statements and Schedules

         See Index to Financial Statements in this Form 10-K.

       3.  Exhibits

         The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

  (b)  Reports on Form 8K

         None.

                                 INDEX TO FINANCIAL STATEMENTS

                        MOTELS OF AMERICA,INC. AND SUBSIDIARIES

                  Years Ended December 31, 1996, 1995 and 1994

Report of Independent Auditors .......................................F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 .........F-3

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996 ...................................F-4

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 1996 ....F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996 ................................F-6

Notes to Consolidated Financial Statements ...........................F-7



All schedules have been omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.






                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Motels of America, Inc.

     We have audited the consolidated balance sheets of Motels of America, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motels of America, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                                           ERNST & YOUNG LLP


March 14, 1997
Chicago, Illinois

                  MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                     ----------------------------
                                                                         1996           1995
                                                                     -------------  -------------
ASSETS
  Cash and cash equivalents ...................................     $  12,247,571  $  13,897,161
  Restricted cash .............................................         3,738,478      2,162,565
  Accounts receivable from property operations ................         2,794,739      2,807,661
  Operating supplies and prepaid expenses .....................         2,879,660      3,348,796
  Deposits and other assets ...................................         7,658,003      2,892,877
  Mortgage and other notes receivable .........................         8,932,281      2,787,833
  Investment property:
    Operating properties, net of accumulated depreciation .....       307,696,323    278,280,698
    Land held for development .................................         4,046,536      4,046,536
                                                                     -------------  -------------
  Total investment property ...................................       311,742,859    282,327,234
  Financing and other deferred costs, net of accumulated
    amortization of $4,162,912 in 1996 and $2,127,120 in 1995..        18,438,910     14,926,635
                                                                     -------------  -------------
                                                                    $ 368,432,501  $ 325,150,762
                                                                     =============  =============
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Trade accounts payable ......................................     $   2,176,690  $   1,554,145
  Real estate taxes payable ...................................         2,611,873      1,963,058
  Accrued interest payable ....................................         3,692,868      3,144,560
  Other accounts payable and
    accrued expenses ..........................................         3,847,484      4,077,730
  Net deferred tax liability ..................................         3,684,565      4,165,559
  Mortgage and other notes payable ............................       251,147,547    209,972,514
  12% Senior Subordinated Notes, net of unamortized
    discount of $3,593,603 in 1996 and $3,884,900 in 1995......        76,406,397     76,115,100
                                                                     -------------  -------------
  Total liabilities ...........................................       343,567,424    300,992,666
  Minority Interests ..........................................         1,899,176      1,879,451
  Stockholders' equity:
    Common stock, $.01 par value, 1,500,000 shares
      authorized; 800,000 shares issued and outstanding .......             8,000          8,000
    Additional paid-in capital ................................        15,294,284     15,294,284
    Retained earnings .........................................         7,663,617      6,976,361
                                                                     -------------  -------------
  Total stockholders' equity ..................................        22,965,901     22,278,645
                                                                     -------------  -------------
                                                                    $ 368,432,501  $ 325,150,762
                                                                     =============  =============



See accompanying notes to consolidated financial statements.

                  MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,

                                                        1996           1995           1994
                                                   -------------- -------------- --------------

Revenues:
  Motel operating revenues ....................... $ 127,842,502  $ 112,123,889  $  86,638,169
  Other revenues .................................       428,277        596,481        428,824
                                                   -------------- -------------- --------------
Total revenues ...................................   128,270,779    112,720,370     87,066,993
Costs and expenses:
  Motel operating expenses .......................    67,343,939     57,353,233     43,245,316
  Marketing and royalty fees .....................     9,606,013      7,643,068      5,899,681
  General and administrative .....................     6,833,365      5,590,441      4,596,278
  Depreciation and amortization ..................    13,994,963     12,617,306      8,568,790
                                                   -------------- -------------- --------------
Total direct expenses ............................    97,778,280     83,204,048     62,310,065
                                                   -------------- -------------- --------------
Net operating revenue ............................    30,492,499     29,516,322     24,756,928
Interest expense .................................    31,572,501     27,830,864     20,296,594
                                                   -------------- -------------- --------------
Income (loss) from operations ....................    (1,080,002)     1,685,458      4,460,334
Gain on sale of properties........................     2,589,029        479,281              -
Recovery (writeoff) of deferred offering costs ...             -        404,101     (3,120,918)
Minority interests................................      (334,010)      (471,688)      (623,572)
                                                   -------------- -------------- --------------
Income before income taxes and
  extraordinary item .............................     1,175,017      2,097,152        715,844
Income tax expense ...............................       487,761        831,709        301,425
                                                   -------------- -------------- --------------
Income before extraordinary item .................       687,256      1,265,443        414,419
Gain on early extinguishment of debt, net of
  applicable income taxes of $170,734 in 1995 ....             -        267,946              -
                                                   -------------- -------------- --------------
Net income ....................................... $     687,256  $   1,533,389  $     414,419
                                                   ============== ============== ==============
Net income per common share:
  Income before extraordinary item ............... $        0.86  $        1.58  $        0.53
  Extraordinary item .............................             -           0.33              -
                                                   -------------- -------------- --------------
  Net income per common share .................... $        0.86  $        1.91  $        0.53
                                                   ============== ============== ==============
Weighted average number of
  common shares outstanding ......................       800,000        800,000        777,425
                                                   ============== ============== ==============






See accompanying notes to consolidated financial statements.

                 MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN
                          STOCKHOLDERS' EQUITY


                                                 Additional                  Total
                                       Common    Paid-In       Retained      Stockholders'
                                       Stock     Capital       Earnings      Equity
                                       --------- ------------- ------------- -------------
Balance at January 1, 1994 ..........  $  7,129  $ 11,290,133  $  5,028,553  $ 16,325,815
Net income ..........................         -             -       414,419       414,419
Return of capital contribution to
  stockholder for income taxes ......         -      (303,978)            -      (303,978)
Issuance of common stock ............       871     4,308,129             -     4,309,000
                                       --------- ------------- ------------- -------------
Balance at December 31, 1994 ........     8,000    15,294,284     5,442,972    20,745,256
Net income ..........................         -             -     1,533,389     1,533,389
                                       --------- ------------- ------------- -------------
Balance at December 31, 1995 ........     8,000    15,294,284     6,976,361    22,278,645
Net income ..........................         -             -       687,256       687,256
                                       --------- ------------- ------------- -------------
Balance at December 31, 1996 ........  $  8,000  $ 15,294,284  $  7,663,617  $ 22,965,901
                                       ========= ============= ============= =============




See accompanying notes to consolidated financial statements.

                 MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,

                                                                 1996          1995            1994
                                                            ------------- --------------- ---------------
Cash flows provided by operating activities:
 Net income ................................................$    687,256  $    1,533,389  $      414,419
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation, amortization and accretion
    of discount on notes ...................................  14,286,260      12,875,818       8,734,378
   (Recovery) writeoff of deferred offering costs ..........           -        (404,101)      3,120,918
   Minority interests of others in income from operations ..     334,010         471,688         623,572
   Deferred income taxes ...................................    (480,994)       (607,038)       (143,977)
   Gain on sale of properties...............................  (2,589,029)       (479,281)              -
   Gain on early extinguishment of debt ....................           -        (438,680)              -
   Change in assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable ...................................      54,855        (193,129)       (933,854)
     Operating supplies, prepaid expenses,
      deposits and other assets ............................  (1,196,653)     (2,706,016)     (3,587,356)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses .................   1,792,405      (1,268,500)         92,351
     Accrued interest payable ..............................     589,037        (639,999)      2,173,921
                                                            ------------- --------------- ---------------
Net cash provided by operating activities ..................  13,477,147       8,144,151      10,494,372
Cash flows used in investing activities:
 Acquisition and development of investment properties ...... (55,021,276)     (8,942,596)    (95,615,269)
 Refurbishment of investment properties ....................  (9,857,347)     (7,805,508)     (6,817,513)
 Cash restricted for refurbishment of properties ...........  (1,575,913)      2,020,836      (3,225,643)
 Net proceeds from sales of investment properties ..........  15,821,148       4,108,055               -
 Collections on mortgage and other notes receivable ........     135,552          86,865       1,184,407
                                                            ------------- --------------- ---------------
Net cash used in investing activities ...................... (50,497,836)    (10,532,348)   (104,474,018)
Cash flows provided by financing activities:
 Repayment of notes payable ................................ (41,674,691)   (151,712,095)    (32,688,475)
 Proceeds from notes payable and
  Senior Subordinated Notes ................................  78,821,234     169,800,000     134,839,296
 Distributions to minority interests .......................    (314,285)       (414,511)       (562,634)
 Proceeds from issuance of common stock ....................           -               -       4,309,000
 Return of capital contribution to
  stockholder for income taxes .............................           -               -        (303,978)
 Deferred financing costs and offering costs ...............  (5,361,159)     (9,875,712)     (6,880,623)
                                                            ------------- --------------- ---------------
Net cash provided by financing activities ..................  35,371,099       7,797,682      98,712,586
                                                            ------------- --------------- ---------------
Net increase (decrease) in cash and cash equivalents .......  (1,649,590)      5,409,485       4,732,940

Cash and cash equivalents at beginning of period ...........  13,897,161       8,487,676       3,754,736
                                                            ------------- --------------- ---------------
Cash and cash equivalents at end of period .................$ 12,247,571  $   13,897,161  $    8,487,676
                                                            ============= =============== ===============
Supplementary disclosure of cash flow information:
 Cash paid during the period for interest ..................$ 30,732,896  $   28,218,093  $   17,723,662
                                                            ============= =============== ===============

 Cash paid during the period for income taxes ..............$    993,984  $    1,904,260  $    3,211,737
                                                            ============= =============== ===============


See accompanying notes to consolidated financial statements.

                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 December 31, 1996


1.  Organization and Basis of Presentation

     Motels of America, Inc., an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, manages, and has equity interests in various national brand affiliated limited service lodging facilities in 35 states throughout the United States. At December 31, 1996, the Company's largest concentrations of lodging facilities were located in the State of Illinois with 13 lodging facilities and the state of Georgia with 12 lodging facilities. The consolidated financial statements include the accounts of Motels of America, Inc. and all wholly owned subsidiaries and all entities in which it has a majority or controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation.

2.  Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents represent highly liquid assets with a maturity of three months or less when purchased.

     Restricted Cash

     Restricted cash represents cash that, under the terms of certain mortgage notes, has been set aside for the refurbishment of motel properties.

     Operating Properties

     The Company's operating properties are stated at cost less accumulated depreciation. Operating properties, excluding land, are depreciated using the straight-line method over the estimated useful lives of the assets (buildings
- 40 years; furniture and equipment - 7 years). During the fourth quarter of 1994, the Company changed its estimate of the useful life of its buildings from 35 to 40 years, effective January 1, 1994, based on a review of the depreciable lives of its assets. The effect of this change increased net income by approximately $705,000 and net income per share by $0.91, net of income taxes, for the year ended December 31, 1994.

     Maintenance and repair costs are expensed as incurred, while significant improvements, replacements and major renovations are capitalized.

     The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. An impairment loss is measured as the difference between the carrying value and fair value.

     Land Held for Development

     Land held for development, consisting of land purchased for future development, is stated at the lower of cost or estimated net realizable value. Land held for development is written down to net realizable value when management believes that market conditions in a particular geographic location become unfavorable for the development of new properties.

     Financing and Other Deferred Costs

     Financing costs are amortized over the terms of the related indebtedness using the level yield method. Franchise costs are amortized using the straight-line method over the life of the related franchise agreement. Organization costs are amortized using the straight-line method over a period of 60 months.

     Earnings Per Share

     Earnings per share is based on the weighted average number of shares of common stock outstanding during each period.

3.  Offering Costs

     In 1994, in conjunction with the planned offering of a real estate investment trust, the Company incurred $3,121,000 of costs. During the fourth quarter of 1994, the offering was suspended due to a change in market factors and the costs were written off. During 1995, management determined that the estimated costs exceeded the actual costs and the Company recovered $404,000 of the writeoff.

4.  Mortgage and Other Notes Receivable

     Mortgage notes receivable in the amounts of $6,884,174 and $699,240 at December 31, 1996 and 1995, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 8% to 10.5%) receipts over various terms through 2009, although certain notes are callable prior to their due dates.

     Other notes receivable in the amounts of $2,048,107 and $2,088,593 at December 31, 1996 and 1995, respectively, bear interest at rates from 9% to 11% and are receivable over various terms through 2016.

     Notes receivable of $5,995,813 at December 31, 1996 have been pledged as collateral for a loan facility in which the Company participated along with one of its affiliates, from which the loan proceeds to the Company were $3,900,000.

5.  Operating Properties

     The major classes of operating properties, at cost, are as follows:




                                            December 31,
                                  -----------------------------
                                        1996           1995
                                  -------------- --------------
     Land                         $  52,819,338  $  44,008,320
     Buildings                      265,228,461    240,658,333
     Furniture and Equipment         51,503,219     44,688,740
                                  -------------- --------------
                                    369,551,017    329,355,393

     Less:  Accumulated
     depreciation                   (61,854,694)   (51,074,695)
                                  -------------- --------------
                                  $ 307,696,323  $ 278,280,698
                                  ============== ==============

6.   Notes Payable and Senior Subordinated Notes

   In 1994, the Company completed an offering of $80,000,000 in principal amount of 12% Senior Subordinated Notes due April 15, 2004, Series B. In conjunction with this offering, 80,000 shares of common stock were also issued. These Notes have been registered under the Securities Act of 1933 and are freely transferable by holders thereof. Interest on the Notes is payable semiannually. The Notes are not redeemable at the option of the Company prior to April 15, 1999, except that, until April 15, 1997, the Company may redeem, under certain conditions, up to $24 million principal amount of the Notes at 112%, plus accrued and unpaid interest to the date of redemption.

   In October 1994, the Company obtained a two-year $100 million secured line of credit facility (the "line of credit") with Nomura Asset Capital Corporation ("NACC") designed to be used principally to finance the acquisition of motel properties, including expenses and refurbishment costs associated with such acquisitions. Borrowings under the line of credit were secured by motel properties. The line of credit bore interest, payable monthly, at an annual rate equal to LIBOR plus 3.33%. The line of credit had no balance outstanding at December 31, 1995 and was repaid in October 1996. The Company was required to pay a financing fee of 1% of any funds borrowed thereunder.

   In September 1995, the Company completed funding of a financing transaction with NACC. Motels of America, L.L.C. (the "LLC"), a limited purpose subsidiary, obtained a loan from NACC in the principal amount of $158.8 million evidenced by a Promissory Note due 2015. The Note is secured by 93 motel properties owned by the LLC. The loan requires fixed monthly payments (based on a 20-year amortization schedule) of principal and interest totalling approximately $1,390,000 through.

October 11, 2005; thereafter, if the loan is not repaid, excess cash flow as defined is applied as additional principal payments. Interest accrues at 8.62% through October 11, 2005, and thereafter at a fixed rate per annum equal to the greater of (i) 10.62% or (ii) the yield as of October 11, 2005 on ten-year U.S. Treasury notes, plus 4.5%.

   During 1995 the Company repaid a mortgage note recognizing a gain of $267,946 net of applicable income taxes of $170,734.

   In January 1996, the Company borrowed approximately $24.2 million under the NACC line of credit and $10 million from an unrelated party to finance the acquisition of nineteen motels from Forte USA, Inc. (see Note 9). In February and March 1996, the Company borrowed approximately $700,000 from an unrelated party and an additional $6.7 million under the NACC line of credit to finance the acquisition of two additional motel properties and the land underlying one of its properties (see Note 9). The $10 million note payable, repayable at any time with a maturity date of January 31, 2001, bears interest, payable quarterly, at 14% per annum and is secured by a guarantee of New Image.

   In November 1996, the Company completed two separate financing transactions with CS First Boston Corporation ("CSFB") pursuant to which the Company borrowed approximately $37.2 million. The proceeds were utilized to repay the entire outstanding borrowings under the NACC line of credit; and a partial paydown of $1.6 million of the $10 million note referred to above. The CSFB borrowings are secured by first mortgages on nineteen of the Company's motel properties and a pledge of the stock of one of Motels of America, Inc.'s subsidiaries. The terms of the notes and mortgages, among other things, provide for a floating rate of interest adjusted monthly based on the thirty-day LIBOR rate plus 3.37% and monthly payments of principal and interest based on a twenty-year amortization period. The notes mature on November 1, 1998.

   In November 1996, the Company borrowed $3.9 million in a collateralized loan facility, along with one of its affiliates. Such loan bears interest at the rate of 250 basis points over the thirty-day LIBOR rate, payable monthly and matures November 13, 1999.

   In November 1996, the Company contributed the total of approximately $2.5 million to a newly formed subsidiary TAD Properties L.L.C. to cover financing commitment fees and certain related expenses in connection with prospective financing for new construction motel development program contemplated to be pursued by the subsidiary.

   The declaration and payment of dividends is restricted by the indenture relating to the 12% Senior Subordinated Notes. At December 31, 1996, dividends of $1,683,375 were eligible to be declared.

                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

6.  Notes Payable and Senior Subordinated Notes-(Continued)

   A summary of mortgage and other notes payable is as follows:




                                                        December 31,

                                                    1996             1995


Mortgage and other notes:
  Mortgage note payable secured by 93
motels, with interest at 8.62% per annum
through October 10, 2005.  Rate equal to
greater of 10.62% or ten-year Treasury
note plus 4.5% thereafter.  Principal and
interest payable monthly; due October 11,
2015 . . . . . . . . . . . . . . . . . .      $ 155,416,361    $ 158,337,556


Mortgage notes payable secured by 19
motels and a pledge of the stock of one
of Motels of America, Inc's subsidiaries,
with interest at a floating rate of LIBOR
plus 3.37%; Principal and interest
payable monthly; due November 1, 1998. .         37,089,632            ----


Various cross-collateralized, nonrecourse
mortgage notes secured by 7 motels and
the common stock of MOA Portfolio II,
Ltd., with interest at a floating rate of
LIBOR plus 1.75% with a cap of 9%;
monthly principal and interest payments;
due December 31, 1998 . . . . . . . . . .        19,485,345      20,505,824


Various mortgage notes payable currently
secured by 9 motels, with fixed interest
from 7% to 10.25%; principal and interest
payments payable monthly; due dates from
September 14, 1997 to November 1, 2001  . . .      7,404,715      12,039,408


Various mortgage notes payable currently
secured by 2 motels and undeveloped land,
with variable interest based on prime or
Treasury bill rates; principal and
interest payments payable monthly; due
dates from December 31, 1997 to June 1,
2001 . . . . . . . . . . . . . . . . . .          5,767,207      5,911,730


Mortgage note payable secured by a hotel,
with interest at LIBOR plus 1.75%,
principal and interest payments payable
monthly, due January 31, 2000  . . . . .          8,981,640      9,130,459

Note secured by Notes Receivable with
interest at a floating interest rate of
LIBOR plus 2.50%; monthly principal and
interest payment:  due November 13,
1999 . . . . . . . . . . . . . . . . . .          3,900,000


Various notes payable secured by two
motels with fixed interest from 8% to
10%; principal and interest payment
payable monthly; due dates from June 28,
2000 to March  1, 2003  . . . . . . . .             804,815           ----


Mortgage note payable secured by a
guarantee of New Image Realty, Inc. with
a fixed interest rate of 14%; interest
payments payable quarterly; due January
23, 2001 . . . . . . . . . . . . . . .            8,400,000           ----


Industrial development revenue bonds
secured by a motel with interest payable
semiannually at 10.5%; annual sinking
fund redemptions of principal on December
1 through 2016 . . . . . . . . . . . .            3,645,000      3,700,000


Other notes payable  . . . . . . . . .              252,832        347,537
                                               -------------  -------------
                                               $251,147,547   $209,972,514
                                               =============  =============


   Principal payments required on notes payable and the Senior Subordinated Notes are scheduled as follows:





                Years ended December 31,
                1997                          $ 10,207,437
                1998                            68,793,874
                1999                             5,352,137
                2000                            12,809,913
                2001                            14,070,464
                Thereafter                     219,913,722
                                              -------------
                                              $331,147,547
                                              =============

                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

7.  Leases

   The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $1,159,000, $988,000 and $765,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 1996 and thereafter, are approximately as follows:




                   Years ended December 31,

                   1997                        $  769,000
                   1998                           770,000
                   1999                           755,000
                   2000                           759,000
                   2001                           680,000
                   Thereafter                  14,546,000
                                              ------------
                                              $18,279,000
                                              ============

8.  Income Taxes

   Total income tax expense was allocated as follows:

                                              Year Ended December 31,
                                     -----------------------------------------
                                        1996            1995          1994
                                     ----------     -----------     ----------
    Income from                      $ 487,761      $  831,709      $ 301,425

    Extraordinary item                    ----         170,734           ----
                                     ----------     -----------     ----------
                                     $ 487,761      $1,002,443      $ 301,425
                                     ==========     ===========     ==========

   Income tax expense (benefit) attributable to income from operations consists of:


                                       Current       Deferred         Total
                                     ----------     -----------     ----------
Year ended December 31, 1996:
   U.S. federal                     $  910,476       $(516,139)      $394,337
   State and local                      58,279          35,145         93,424
                                     ----------     -----------     ----------
                                    $  968,755       $(480,994)      $487,761
                                     ==========     ===========     ==========
Year ended December 31, 1995:
   U.S. federal                     $1,214,098       $(542,740)      $671,358
   State and local                     224,649         (64,298)       160,351
                                     ----------     -----------     ----------
                                    $1,438,747       $(607,038)      $831,709
                                     ==========     ===========     ==========
Year ended December 31, 1994:
   U.S. federal                     $   16,445       $ 227,247       $243,692
   State and local                     428,957        (371,224)        57,733
                                     ----------     -----------     ----------
                                    $  445,402       $(143,977)      $301,425
                                     ==========     ===========     ==========


8. Income Taxes-(Continued)

   Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:

                                                   Year Ended December 31,
                                        ---------------------------------------
                                          1996          1995            1994
                                        ---------     ---------      ----------
  Computed "expected" tax expense       $399,506      $713,032       $ 243,387

Increase in income
taxes resulting from:

   State income taxes, net of
federal income tax benefit                61,659       105,832          38,104

   Other, net                             26,596        12,845          19,934
                                        ---------     ---------      ----------
                                        $487,761      $831,709       $ 301,425
                                        =========     =========      ==========

   The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:


                                                  December 31,
                                         ---------------------------
                                              1996           1995
                                         ------------   ------------
Deferred tax assets:
  Reserves                               $  (364,012)   $  (376,706)
  Certain bankruptcy costs                   (88,890)      (182,042)
  Partnership investments                     (3,681)        (7,369)
  Net state operating loss carryforwards    (896,012)      (990,823)
  Federal tax credits carryover             (792,394)      (437,948)
  Other, net                                (559,446)      (222,541)
                                         ------------   ------------
Total deferred tax assets                 (2,704,435)    (2,217,429)

Deferred tax liabilities:

  Investment properties, principally
  due to depreciation and purchase
  accounting adjustments                   6,389,000      6,382,988
                                         ------------   ------------
Total deferred tax liabilities             6,389,000      6,382,988
                                         ------------   ------------
Net deferred tax liabilities             $ 3,684,565    $ 4,165,559
                                         ============   ============

                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

8. Income Taxes-(Continued)

   The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. During 1996 and 1995, the Company made federal tax payments of approximately $0.5 million and $1.3 million, respectively, to the parent corporation. At December 31, 1996, approximately $1.0 million is available to offset required future federal tax payments to the parent corporation, if any. For periods ending on or before February 28, 1994, any current federal tax liability that would have been computed in accordance with this agreement has been released and has been treated as a capital contribution from New Image to the Company. At December 31, 1994, stockholders' equity was reduced by $303,978 due to the federal tax benefit realized from January 1, 1994 through February 28, 1994.

   At December 31, 1996, the Company has net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $11.2 million. The NOLs, which are subject to certain limitations, expire at various dates through 2010. At December 31, 1996, the Company also has approximately $792,000 of tax credit carryforwards subject to certain limitations, which do not expire.


9.  Acquisitions and Divestitures

   In January 1994, the Company acquired a hotel in Los Angeles, California in exchange for $5,600,000 of outstanding advances to affiliates of the Company and the assumption of $3,000,000 of debt. The hotel was built by New Image at a total cost of approximately $8,600,000. Also in January 1994, the Company acquired the previously unowned 50% interest in the Santa Monica Gateway hotel and restaurant in exchange for a 1% common stock equity interest in Motels of America, Inc., the result of which was an increase in investment properties of $669,919.

   In April, 1994, the Company acquired nine motel properties from Midwest Lodging, Inc. ("Midwest") for $28,500,000 in cash. In addition, in April 1994, the Company acquired all of the outstanding stock of Tri-State for $30,500,000 in cash, and the assumption of $15,000,000 of mortgage debt (see
Note 6) and a $6,750,000 note payable to certain former shareholders of Tri-State. As a result of this transaction, the Company recorded a deferred tax liability in the amount of $6,226,000. Tri-State owned fifteen motels and its subsidiary owned certain restaurants and leasehold interests. Concurrently, Tri-State's subsidiary was sold to the Company's parent which assumed the $6,750,000 note.

   In May through December 1994, the Company acquired seventeen additional motel properties from unaffiliated parties for approximately $34.1 million in cash and the assumption of $4.5 million of mortgage debt. The motels are located principally in the Midwest and West regions of the United States.

   In December 1994, the Company acquired a motel property in Charlotte, North Carolina from an affiliate for $400,000 in cash and the assumption of approximately $2.4 million of mortgage debt. The assets and liabilities acquired are included in the financial statements at their historical basis as they were acquired from a company under common control.

Pro forma unaudited results of perations for 1994 assuming the 1994 acquisitions had occurred at the beginning of 1994 are as follows:



                                            1994
                                       --------------

Total revenues                         $ 109,494,000
Net operating revenue                     29,285,000
Income before extraordinary gain             492,000
Net operating income                         492,000
Income before extraordinary gain
   per common share                             0.63
Net income per common share                     0.63
Depreciation and amortization             10,105,000



   In September and December 1995, the Company acquired two additional motel properties from unaffiliated parties for approximately $4.7 million, of which $3.7 million was paid from cash on hand and $1.0 million was borrowed. The acquisitions have been accounted for as a purchase and the excess of the purchase prices over the related historical bases have been allocated to the investments in operating properties. The consolidated statements of operations for the year ended December 31, 1995 reflect the operations of the acquired motels for the period from the date of acquisition through December 31, 1995. Pro forma unaudited results of operations for 1994 and 1995 assuming the 1995 acquisitions had occurred at the beginning of 1994 would not differ materially from the historical results.

   In December 1995, the Company sold two motel properties for $4.1 million in cash and a $300,000 note receivable; the Company recorded gains of $479,281.

   In January 1996, the Company acquired nineteen motel properties from Forte USA, Inc., a subsidiary of Forte Hotels, Inc., for $35.5 million.

   In January through March 1996, the Company acquired two additional motel properties and the land underlying one of its properties for approximately $8.2 million.

   In May through November 1996, the Company sold ten motel properties to unaffiliated parties for approximately $15.8 million in net cash proceeds and $6.3 million in notes receivable; the Company recorded a gain of $2.6 million.

   Pro forma unaudited results for 1995 assuming the 1996 acquisitions had occurred at the beginning of 1995 ar as shown below. Pro forma results for 1996 are not shown as such results would not differ materially from historical results.


                                           1995
                                       -------------
Total revenue                          $131,865,949
Net operating revenue                    34,179,661
Income before Extraordinary Gain          2,495,419
Net Income                                2,763,365
Income before Extraordinary Gain
   per common share                            3.45
Net Income per common share                    3.12
Depreciation and amortization            13,685,354



   In January 1997, the Company sold a motel property for approximately $0.9 million in cash and the assumption of $2.8 million of debt, the Company recorded a gain of $0.7 million.



10.  Fair Value of Financial Instruments
   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

   Mortgage and other notes receivable: The fair values of the Company's mortgage and other notes receivable are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

   Mortgage and other notes payable: The fair values of the Company's mortgage and other notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

   12% Senior Subordinated Notes: The fair value of the Company's 12% Senior Subordinated Notes are based on quoted market prices.

   The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:



                   Carrying                    Carying
                    Amount      Fair Value      Amount     Fair Value
                     1996          1996          1995         1995

Cash and cash
equivalents      $12,247,571   $12,247,571   $13,897,161   $13,897,161

Mortgage and
other notes
receivable         8,932,281     9,047,466     2,787,833     2,907,000

Secured notes
payable          251,147,547   250,506,863   209,972,514   207,886,000

12% Senior
Subordinated
Notes             76,406,397    68,800,000    76,115,100    79,400,000

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, therunto duly authorized, on the 24th day of March, 1997.
                                      MOTELS OF AMERICA, INC.


                                      By:       /s/ Kurt M. Mueller
                                         ----------------------------------
                                         Kurt M. Mueller
                                         President and Chief Operating Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                Title                  Date
           ---------                -----                  ----

      /s/ Paul F. Wallace          Director, Chairman and       March 24, 1997
--------------------------
Paul F. Wallace                      Chief Executive Offficer
Principal Executive Officer



      /s/ Kurt M. Mueller          Director, President and      March 24, 1997
--------------------------
Kurt M. Mueller                      Chief Operating Officer
Principal Executive Officer


      /s/ Carl W. Desch            Director                     March 24, 1997
--------------------------
Carl W. Desch



   /s/ J. Anthony Kouba            Director                     March 24, 1997
--------------------------
J. Anthony Kouba


   /s/ Louis A. Scarrone, M.D.     Director                     March 24, 1997
--------------------------
Louis A. Scarrone, M.D.


     /s/ Ronald P. Stewart         Director                     March 24, 1997
--------------------------
Ronald P. Stewart


     /s/ John D. Simon             Treasurer                     March 24, 1997
--------------------------           and Secretary
John D. Simon
Principal Accounting Officer and
   Principal Financial Officer







Supplemental Information to Be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.


     The Company did not submit an annual report to security holders covering the registrants' last fiscal year. In addition, the Company did not send proxy statements, any form of proxy or other proxy soliciting material to security holders with respect to any annual or other meeting of security holders.

                                 INDEX TO EXHIBITS
                                                                 Sequential
Exhibit                                                              Page
Number                         Description                          Number

  3.1 Certificate of Incorporation of Motels of America, Inc. ("MOA" or the "Company") as amended to date, incorporated by reference to Exhibit 3.1 to MOA's Registration Statement on Form S-1 (No. 33-78866) which became effective on July 13, 1994 (the "1994 Form S-1").

  3.2          By-laws of MOA, incorporated by reference to
               Exhibit 3.2 to the 1994 Form S-1.

  4.1          Indenture dated April 14, 1994 for the 12% Senior
               Subordinated Notes due 2004, incorporated by reference to Exhibit 4.1 to the 1994 Form S-1.

  4.2          Registration Rights Agreement dated as of April
               14, 1994 by and among MOA, Alex. Brown and BT
               Securities, incorporated by reference to Exhibit
               4.2 to the 1994 Form S-1.

  4.3          Loan Agreement between Motels of America, L.L.C.
               and Nomura Asset Capital Corporation ("NACC") dated as of September 15, 1995, incorporated by reference to Exhibit 4.1 to MOA's Form 8-K filed on November 4, 1995.

  4.4 Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between MOA-TL Corp. and MOA-CS Corp., as Mortgagor to CS First Boston Mortgage Capital Corp., as Mortgagee, dated as of November 5, 1996.

 10.1 Note Purchase Agreement dated as of October 20, 1994, among NACC and MOA, MOA Midwest Corp. and Tri-State Inns, Inc. (the "Note Purchase Agreement"), incorporated by reference to Exhibit
               10.2 to MOA's Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K").

 10.1A Amendment No. 1 to the Note Purchase Agreement, dated as of October 20, 1994, incorporated by reference to Exhibit 10.2A to the 1994 Form 10-K.

 10.1B         Environmental Indemnity Agreement dated as of
               October 20, 1994, incorporated by reference to
               Exhibit 10.2B to the 1994 Form 10-K.

 10.1C Amendment No. 2 to the Note Purchase Agreement, dated as of December 16, 1994, incorporated by reference to Exhibit 10.1B to MOA's Form 8-K filed on February 7, 1996 (the "1996 Form 8-K").




                                                                  Sequential
Exhibit                                                              Page
Number                         Description                          Number


 10.1D Amendment No. 3 to the Note Purchase Agreement, dated as of January 23, 1996, incorporated by reference to Exhibit 10.1C to the 1996 Form 8-K.

 10.2          Note Purchase Agreement dated as of January 23,
               1996, among NACC and MOA-TL Corp., incorporated by reference to Exhibit 10.2 to the 1996 Form 8-K.

 10.3          $10,000,000 Promissory Note of MOA-TL Holding
               Corp. payable to HFS Incorporated, dated as of January 23, 1996, incorporated by reference to
               Exhibit 10.3 to the 1996 Form 8-K.

 10.4 Asset Purchase Agreement dated as of December 19, 1995, by and among MOA, Forte Hotels, Inc. and Forte USA, Inc. (the "Asset Purchase Agreement"), incorporated by reference to Exhibit 10.4 to the 1996 Form 8-K.

 10.4A First Amendment to the Asset Purchase Agreement, dated as of January 23, 1996, incorporated by reference to Exhibit 10.4A to the 1996 Form 8-K.

 10.5          Employment Agreement of Daniel W. Daniele dated
               September 14, 1994, incorporated by reference to
               Exhibit 10.14 to the 1994 Form 10-K.

 10.6 $20,000,000 Promissory Note of MOA-TL Corp. payable to CS First Boston Mortgage Capital Corp., dated as of November 5, 1996.

10.7 $17,150,000 Promissory Note of MOA-CS Corp. payable to CS First Boston Mortgage Capital Corp., dated as of November 5, 1996.

 21.1          Subsidiaries of MOA.