Form 10-Q
period 1997-03-31
MOTELS OF AMERICA INC
filed 1997-05-15
CIK 816746

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                               ______________________

                                     FORM 10-Q

                                    (Mark One)

	[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1997.

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

                                                             [X] Yes    [  ] No

	Number of shares of Common Stock, $.01 par value outstanding as of May 1, 1997: 800,000
                      _______







                                      INDEX

                      MOTELS OF AMERICA, INC. AND SUBSIDIARIES


       Part I - Financial Information


       Item 1.  Financial Statements

                Condensed consolidated balance sheets -
                March 31, 1997 (unaudited) and December 31, 1996 ........2

                Condensed consolidated statements of operations -
                Three months ended March 31, 1997 and 1996 (unaudited)...3

                Condensed consolidated statements of cash flows -
                Three months ended March 31, 1997 and 1996 (unaudited)...4

                Notes to condensed consolidated financial statements -
                March 31, 1997 (unaudited) ............................. 5


       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                General ................................................ 6

                Results of Operations .................................. 8

                Liquidity and Capital Resources ........................10


       Part II - Other Information


       Item 1.  Legal Proceedings ......................................12

       Item 2.  Changes in Securities ..................................12

       Item 3.  Defaults upon Senior Securities ........................12

       Item 4.  Submission of Matters to a Vote of Security Holders ....12

       Item 5.  Other Information ......................................12

       Item 6.  Exhibits and Reports on Form 8-K........................12


       Signatures ......................................................13





                           PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                        MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                                             March 31,    December 31,
                                                                                1997         1996
                                                                             ________     ___________
                                                                            (Unaudited)
        ASSETS
            Cash and cash equivalents ..................................... $  7,580      $ 12,248
            Restricted cash ...............................................    2,701         3,738
            Accounts receivable from property operations ..................    3,287         2,795
            Operating supplies and prepaid expenses .......................    2,668         2,880
            Deposits and other assets .....................................   14,313         7,658
            Mortgage and other notes receivable ...........................   11,140         8,932
            Investment property:
               Operating properties, net of accumulated depreciation
                 of $64,656 in 1997 and $61,855 in 1996 ...................  303,773       307,696
               Land held for development ..................................    4,047         4,047
                                                                            ________      ________
            Total investment property .....................................  307,820       311,743
            Financing and other deferred costs, net of accumulated
               amortization of $3,515 in 1997 and $4,163 in 1996 ..........   17,886        18,439
                                                                            ________      ________
                                                                            $367,395      $368,433
                                                                            ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
            Trade accounts payable ........................................ $  1,899      $  2,177
            Real estate taxes payable .....................................    2,902         2,612
            Accrued interest payable .......................................   6,139         3,693
            Other accounts payable and accrued expenses ....................   4,135         3,847
            Deferred tax liability .........................................   3,848         3,685
            Mortgage and other notes ....................................... 249,627       251,148
            12% Senior Subordinated Notes, net of unamortized
              discount of $3,515 in 1997 and $3,594 in 1996 ................  76,485        76,406
                                                                            ________      ________
            Total liabilities .............................................  345,035       343,568
            Minority interests .............................................   1,794         1,899
            Stockholders' equity:
               Common stock, $.01 par value, 1,500,000 shares
                 authorized, 800,000 shares issued and outstanding..........       8             8
               Additional paid-in capital ..................................  15,294        15,294
               Retained earnings ...........................................   5,264         7,664
                                                                            ________       _______
            Total stockholders' equity .....................................  20,566        22,966
                                                                            ________      _______
                                                                            $367,395      $368,433
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











                                MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited, in thousands except share data)

                                                                              Three Months Ended
                                                                                   March 31
                                                                              __________________
                                                                              1997         1996
                                                                              ____         ____
        Revenues:
           Motel operating revenues .......................................   $  26,085    $  27,249
           Other revenues .................................................         259           83
                                                                              __________   __________
        Total revenues.....................................................      26,344       27,332
        Costs and expenses:
           Motel operating expenses .......................................      15,328       15,626
           Marketing and royalty fees .....................................       1,951        2,001
           General and administrative .....................................       2,184        1,529
           Depreciation and amortization ..................................       3,636        3,296
                                                                              __________   __________
        Total direct expenses .............................................      23,099       22,452
                                                                              __________   __________
        Net operating revenue .............................................       3,245        4,880
        Interest expense ..................................................       7,863        7,661
                                                                              _________    __________
        Loss from operations ..............................................      (4,618)      (2,781)
        Gain on sale of properties ........................................         669           -
        Minority interests of others in
           loss from operations ...........................................          26          (51)
                                                                              __________   __________
        Loss before income taxes ..........................................      (3,923)      (2,832)
        Income tax expense (credit) .......................................      (1,523)      (1,099)
                                                                              __________   __________
        Net loss ..........................................................   $  (2,400)   $  (1,733)
                                                                              ==========   ==========


        Net loss per common share .........................................   $   (3.00)   $   (2.17)
                                                                              ==========   ==========
        Weighted average number of
           common shares outstanding ......................................     800,000      800,000
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








                            MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited, in thousands)

                                                                                   Three Months Ended
                                                                                       March 31
                                                                                   __________________
                                                                                    1997         1996
                                                                                    ____         ____

        Cash flows provided by (used in) operating activities:
           Net income (loss)................................................... $ (2,400)     $ (1,733)
           Adjustments to reconcile net income (loss) to cash provided by operating activities:
                Depreciation, amortization and accretion of
                   discount on notes .........................................     3,715         3,365
                Minority interests of others in net income (loss)
                   from operations ...........................................       (26)           51
                Deferred income taxes ........................................       164           550
                Net gain on sale of properties ...............................      (669)           -
                Change in assets and liabilities:
                   (Increase) decrease in assets:
                      Accounts receivable ....................................      (492)       (1,036)
                      Operating supplies, prepaid expenses,
                        deposits and other assets ............................      (754)          623
                      Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses ....................        323         2,882
                   Accrued interest payable .................................      2,446         2,978
                                                                                _________     _________
        Net cash provided by operating activities ...........................      2,307         7,680
        Cash flows provided by (used in) investing activities:
          Acquisition and development of investment properties ..............     (5,503)      (44,410)
          Refurbishment of investment properties ............................     (1,334)       (2,109)
          Net proceeds from sale of investment properties ...................        340           -
          Cash restricted for refurbishment of properties ...................      1,037           148
          Collections on mortgage and other notes receivable ................        127            24
                                                                                _________     ________
        Net cash used in investing activities ...............................     (5,333)      (46,347)
        Cash flows provided by (used in) financing activities:
          Proceeds from secured notes payable ...............................         -         41,659
          Repayment of secured notes payable ................................     (1,521)       (1,114)
          Distributions to minority interests ...............................        (78)          (78)
          Deferred financing costs ..........................................        (43)         (423)
                                                                                _________     _________
        Net cash provided by (used in) financing activities .................     (1,642)       40,044
                                                                                _________     _________
        Net increase (decrease) in cash and cash equivalents ................     (4,668)        1,377
        Cash and cash equivalents at beginning of period ....................     12,248        13,897
                                                                                _________     _________
        Cash and cash equivalents at end of period ..........................   $  7,580      $ 15,274
                                                                                =========     =========

        Supplementary disclosure of cash flow information:
          Cash paid during the period for interest ..........................   $  5,417      $  4,613
                                                                                _________     _________
          Cash paid (net of refunds received) during the period
            for income taxes ...............................................    $    (55)     $    (45)
                                                                                =========     =========

        See accompanying notes to condensed consolidated financial statements.


                   MOTELS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1997


     1.  Basis of Presentation

             The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Motels of America, Inc. and Sub-sidiaries' Annual Report on Form 10-K for the year ended December 31, 1996. The terms "MOA" and the "Company" mean Motels of America, Inc. and its subsidiaries.

     2.  Divestitures

             In January 1997, the Company sold one lodging facility to an unrelated party, for approximately $0.5 million in cash and a $2.3 million note receivable with terms mirroring those of the $2.3 of debt secured by the property. The Company recorded a gain of approximately $0.7 million.

     3.      Secured Notes Payable

             On April 14, 1997, the Company borrowed $2 million under a
     $2 million secured revolving line of credit. Terms of the revolving line of credit include interest payable at the prime rate plus 100 basis points and a maturity date of May 1, 1998.

     4.      Income Taxes

             Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.






     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS DISCUSSIONS SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.


     General

             MOA operates principally in the economy limited service segment of the lodging industry. As a result, its average room rates tend to be lower than the average room rates of full service lodging facilities. However, due to the limited nature of the public space and ancillary services provided by limited service motels, the Company's expenses tend to be lower than those of full service lodging facilities. The profit-ability of the lodging industry in general is significantly dependent upon room rental rates and occupancy rates. Due to the fixed nature of a relatively high portion of the Company's expenses, changes in either room rates or occupancy rates result in significant changes in the operating profit of the Company's motels.

          Between January 1, 1996 and March 31, 1997, the Company has acquired or developed and sold a number of motels in various transactions summarized as follows:

                                                                  Number of
        Date                 Transaction                          Rooms
        ____                 ____________                         __________

        January 1996         Purchased nineteen motels               1,794
                             located in the eastern half
                             of the United States from
                             Forte USA, Inc.

	January through
          March 1996         Purchased two motels located in           201
                             Newark, DE and Red Wing, MN.
                             Also purchased the land
                             underlying one of its existing
                             properties.

        May 1996             Sold a motel located in                  (102)
                             Newport, KY.

        June 1996            Sold a motel located in                   (60)
                             Waukegan, IL.

        August 1996          Sold three motels located                (306)
                             in York, PA and Romulus, MI.

        September 1996       Sold two motels located                   (95)
                             Niagara Falls, NY and
                             Pittsfield, MA.

        October 1996         Sold three motels located                (447)
                             in West Des Moines, IA,
                             Phoenix, AZ and Orlando, FL.

        November 1996        Sold a motel located in                  (223)
                             Las Vegas, NV.

        January 1997         Sold a motel located in                  (130)
                             Kissimmee, FL.

        February 1997        Completed construction and                 48
                             opened a motel located
                             in Greensboro, GA.                       _____
                                                                       680
                                                                      =====

             In the aggregate, the Company expended $29.5 million in cash (net of proceeds from sales of $16.2 million) in conjunction with the above listed transactions. Cash was funded from internal sources and $41.6 million in borrowings.

             The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the date of acquisition.




   Results of Operations

      The following discussion and analysis address results of operations for the three months ended March 31, 1997 and 1996.


   Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

        The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.


                                                                        Supplemental Operating Results and Statistics
                                                       _________________________________________________________________________
                                                                                      (unaudited)

                                                                              Three Months Ended March 31
                                                       _________________________________________________________________________
                                                          Motels Owned               Acquisitions/
                                                          Both Periods               Divestitures               Consolidated
                                                       ____________________    _______________________   _______________________
                                                         1997         1996         1997         1996        1997       1996
                                                         ____         ____         ____         ____        ____       ____
                                                                         (dollars in thousands, except Other data)

   Motel operations:
      Motel operating revenues:
         Room revenues ...............................    $20,697    $19,739      $3,637      $5,441     $24,334      $25,180
         Ancillary motel revenues ....................      1,608      1,509         143         560       1,751        2,069
                                                          ________   ________     _______     _______    _______      ________
            Total motel operating revenues ...........     22,305     21,248       3,780       6,001      26,085       27,249
      Motel costs and expenses:
         Motel operating expenses ....................     13,052     12,065       2,276       3,561      15,328       15,626
         Marketing and royalty fees ..................      1,600      1,558         351         443       1,951        2,001
         Depreciation and amortization ...............      2,910      2,763         567         329       3,477        3,092
                                                          ________   ________     ________    _______    ________     ________
            Total motel direct expenses ..............     17,562     16,386       3,194       4,333      20,756       20,719
                                                          ________   ________     _________   _______    ________     ________
                                                           $4,743    $ 4,862      $  586      $1,668       5,329        6,530
                                                          ========   ========     =========   =======
   Corporate operations:
         Other revenues ..............................                                                       259           83
         General and administrative expenses .........                                                     2,184        1,529
         Depreciation and amortization ...............                                                       159          204
                                                                                                         ________     ________
                                                                                                          (2,084)      (1,650)
                                                                                                         ________     ________
   Net operating revenue .............................                                                   $ 3,245       $4,880
                                                                                                         ========     ========

   Other data:
         Number of motels at period end ..............        119        119          16          27         135          146
         Number of rooms at period end ...............      9,671      9,671       1,562       2,897      11,233       12,568
         Occupancy percentage ........................     60.61%     60.56%      60.56%      62.88%      60.60%       61.02%
         ADR (1) .....................................     $39.24     $36.98      $42.39      $39.94      $39.68       $37.58
         REVPAR (2) ..................................     $25.63     $24.11      $26.69      $27.70      $25.96       $24.82

         Net operating revenue margin (3) ............                                                    12.32%       17.85%
         Net motel revenue margin (4) ................     36.98%     38.63%      31.70%      36.70%      36.19%       38.21%

______________________
[FN]

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








        Total revenues consist principally of motel operating revenues.
        Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partner-ships and other miscellaneous income. Total revenues decreased to $26,344,000 for the three months ended March 31,1997 from $27,332,000 for the three months ended March 31, 1996, a decrease of$988,000 or 3.6%.

        Motel revenues decreased to $26,085,000 for the three months ended March 31, 1997 from $27,249,000 for the three months ended March 31, 1996, a decrease of $1,164,000 or 4.3%. Approximately $2,220,000 of the decrease in motel revenues was attributable to motels acquired and divested, since January 1, 1996 and $1,057,000 increase for motels owned during both periods. Motel revenues for motels owned during both periods increased 5.0%. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $39.24 for the three months ended March 31, 1997 from $36.98 for the three months ended March 31, 1996, an increase of $2.26 or 6.1%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage for the three months ended March 31, 1997 for the motels owned during both periods increased to 60.61% from 60.56% for the three months ended March 31, 1996. REVPAR for motels owned during both periods increased to $25.63 for the three months ended March 31, 1997 from $24.11 for the three months ended March 31, 1996, an increase of $1.52 or 6.3%. The acquired and divested motels had an occupancy percentage of 60.56%, an ADR of $42.39 and REVPAR of $26.69 for the period which they were owned by the Company in 1997.

        Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $15,328,000 for the three months ended March 31, 1997 from $15,626,000 for the three months ended March 31, 1996, a net decrease of $298,000 or 1.9%. Approximately $1,285,000 of the net decrease is attributable to the cost of operating the divested and acquired motels since
        January 1, 1996. The cost of operating motels owned during both periods increased to $13,052,000 for the three months ended March 31, 1997 from $12,065,000 for the three months ended March 31, 1996, an increase of $987,000 or 8.2%. Payroll and related costs experienced the most significant increase of all of the motel operating expenses. Management attributes this increase to the effect of the statutory minimum wage increase and general tightening of the labor markets in many of the areas where the Company's motels are located. Motel operating expenses as a percentage of motel revenues increased to 58.8% for the three months ended March 31, 1997 from 57.3% for the three months ended March 31, 1996. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 58.5% for the three months ended March 31, 1997 from 56.8% for the three months ended March 31, 1996. The decrease in the operating margin for motels owned during both periods is primarily attributable to the increase in motel operating expenses. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 60.2% for the three months ended March 31, 1997.

        Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,951,000 for the three months ended March 31, 1997 from $2,001,000 for the three months ended March 31, 1996, a decrease of $50,000 or 2.5%. Approximately $92,000 of the net decrease in marketing and royalty fees was attributable to the acquired and divested motels since January 1, 1995. The marketing and royalty fees for motels owned during both periods increased to $1,600,000 for the three months ended March 31, 1997 from $1,558,000 for the three months ended March 31, 1996, an increase of $42,000 or 2.7%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.7% for the three months ended March 31, 1997 from 7.9% for the three months ended
        March 31, 1996.

        Corporate general and administrative expenses include the costs of regional and corporate operation personnel, corporate training, marketing, purchasing, administrative support, accounting and development activities. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $655,000 to $2,184,000 for the three months ended March 31, 1997 from $1,529,000 for the three months ended March 31, 1996, an increase of 42.8%. Salaries and other administrative costs related to the Company's expanded development efforts account for a significant portion of the overall increase in corporate general and administrative expenses.

        Depreciation and amortization increased to $3,636,000 for the three months ended March 31, 1997 from $3,296,000 for the three months ended March 31, 1996, a net increase of $340,000 or 10.3%. Approximately $238,000 of the net increase in depreciation and amortization is attributable to the acquired and divested motels since January 1, 1996.

        Net operating revenue decreased to $3,245,000 for the three months ended March 31, 1997 from $4,880,000 for the three months ended March 31, 1996, a decrease of $1,635,000 or 33.5%. The decrease in net operating revenues included a decrease of $816,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $816,000 decrease in net motel revenues, $844,000 resulted from the acquired and divested motels since January 1, 1996. Net motel revenues for motels owned during both periods increased $28,000 or 0.3%. Net operating revenue as a percent of total revenues was 12.3% for the three months ended March 31, 1997 as compared to 17.9% for the three months ended March 31, 1996.

        Interest expense increased to $7,863,000 for the three months ended March 31, 1997 from $7,661,000 for the three months ended March 31, 1996, an increase of $202,000. The increase is principally due to an increase in outstanding borrowings utilized to finance the acquisitions of motel properties.

        Net loss increased to $2,400,000 for the three months ended March 31, 1997 from $1,733,000 for the three months ended March 31, 1996.

        Liquidity and Capital Resources

        The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment), working capital; in addition on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

        In April 1997, the Company borrowed $2,000,000 under a $2,000,000 secured revolving line of credit facility. Terms of the revolving line of credit include interest payable at the prime rate plus 100 basis points and a maturity date of May 1, 1998.

        The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of March 31, 1997, the Company had principal repayment obligations of $6,293,000, $68,850,000 and $7,541,000 during the remainder of the fiscal year ending December 31, 1997 and during the fiscal years ending December 31, 1998 and 1999, respectively. Management believes the Company will be able to extend the maturity of refinance mortgage notes in the amount of $1,813,245 as of March 31, 1997 which would otherwise require repayment in 1997. Management further believes that the Company will have sufficient resources through the ability to refinance certain indebtedness and generate funds internally to meet all debt repayment obligations which are scheduled through December 31, 1999.

        The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $1,334,000 and $2,109,000 for the three months ended March 31, 1997 and 1996, respectively. In addition, as of March 31, 1997, the Company had $2,701,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

        At March 31,1997, four properties were under various stages of development for the Company. Management anticipates approximately $5,500,000 will be expended throughout the remainder of 1997 to complete construction of these motels.

         For the three months ended March 31, 1997, cash and cash equivalents decreased $4,668,000. This decrease consisted of $5,333,000 of funds utilized in investing activities and $1,642,000 of funds used in financing activities offset by $2,307,000 of funds provided from operations. Net investing activities of $5,333,000 include:
         $5,503,000 of cash utilized for motel development; $1,334,000 expended on refurbishment of existing properties, offset by a change in cash restricted for refurbishment of $1,037,000 and $467,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used in financing activities includes: $1,521,000 of cash utilized to repay indebtedness; and $121,000 of cash used for deferred financing costs and other items.





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

             Not Applicable

             (b) Reports on Form 8-K:

             Not Applicable




                                     SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOTELS OF AMERICA, INC.




        May 12, 1997                      By:            /s/  Kurt M. Mueller
                                           ____________________________________
                                           Kurt M. Mueller
                                           Chief Financial Officer


        May 12, 1997                       By:           /s/  John D. Simon
                                           ____________________________________
                                            John D. Simon
                                            Secretary and Treasurer