Form 10-Q
period 1997-06-30
MOTELS OF AMERICA INC
filed 1997-08-15
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-Q

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

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

Part I - Financial Information


Item 1.  Financial Statements

         Condensed consolidated balance sheets - June 30, 1997
         (unaudited) and December 31, 1996 .........................  2

         Condensed consolidated statements of operations -
         Three months ended June 30, 1997 and 1996 (unaudited);
         Six months ended June 30, 1997 and 1996(unaudited).........  3

         Condensed consolidated statements of cash flows -
         Six months ended June 30, 1997 and 1996 (unaudited) .......  4

         Notes to condensed consolidated financial statements -
         June 30, 1997 (unaudited)..................................  5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General ...................................................  6

         Results of Operations .....................................  8

         Liquidity and Capital Resources ........................... 13


Part II - Other Information


Item 1.  Legal Proceedings ......................................... 15

Item 2.  Changes in Securities ..................................... 15

Item 3.  Defaults upon Senior Securities ........................... 15

Item 4.  Submission of Matters to a Vote of Security Holders ....... 15

Item 5.  Other Information ......................................... 15

Item 6.  Exhibits and Reports on Form 8-K .......................... 15


Signatures ......................................................... 16

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                            June 30,   December 31,
                                                              1997        1996
                                                          -----------  ------------
                                                          (Unaudited)

ASSETS
  Cash and cash equivalents .............................   $ 10,775    $ 12,248
  Restricted cash .......................................      2,946       3,738
  Accounts receivable from property operations ..........      4,571       2,795
  Operating supplies and prepaid expenses ...............      2,522       2,880
  Deposits and other assets .............................     13,834       7,658
  Mortgage and other notes receivable ...................      8,749       8,932
  Investment property:
    Operating properties, net of accumulated depreciation
      of $67,725 in 1997 and $61,855 in 1996 ............    300,162     307,696
    Land held for development ...........................      4,047       4,047
                                                            ---------   ---------
  Total investment property .............................    304,209     311,743

  Financing and other deferred costs, net of accumulated
    amortization of $4,136 in 1997 and $4,163 in 1996 ...     17,504      18,439
                                                            ---------   ---------
                                                            $365,110    $368,433
                                                            =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Trade accounts payable ................................   $  2,160    $  2,177
  Real estate taxes payable .............................      3,007       2,612
  Accrued interest payable ..............................      3,611       3,693
  Other accounts payable and accrued expenses ...........      5,354       3,847
  Net deferred tax liability ............................      3,760       3,685
  Secured notes payable:
    Line of Credit.......................................      2,000           -
    Mortgage and other notes ............................    245,836     251,148
                                                            ---------   ---------
  Total secured notes payable ...........................    247,836     251,148
  12% Senior Subordinated Notes, net of unamortized
    discount of $3,434 in 1997 and $3,594 in 1996 .......     76,566      76,406
                                                            ---------   ---------
  Total liabilities .....................................    342,294     343,568
  Minority interests ....................................      1,811       1,899
  Stockholders' equity:
    Common stock, $.01 par value, 1,500,000 shares
      authorized, 800,000 shares issued and outstanding .          8           8
    Additional paid-in capital ..........................     15,294      15,294
    Retained earnings ...................................      5,703       7,664
                                                            ---------   ---------
  Total stockholders' equity ............................     21,005      22,966
                                                            ---------   ---------
                                                            $365,110    $368,433
                                                            =========   =========

See accompanying notes to condensed consolidated financial statements.


                    MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                         Three Months Ended    Six Months Ended
                                              June 30               June 30
                                         ------------------- --------------------
                                            1997      1996      1997       1996
                                         --------- --------- --------- ----------

Revenues:
  Motel operating revenues ............. $ 32,501  $ 34,861  $ 58,586  $  62,110
  Other revenues .......................      216        59       475        142
                                         --------- --------- --------- ----------
Total revenues .........................   32,717    34,920    59,061     62,252
Costs and expenses:
  Motel operating expenses .............   15,713    17,951    31,041     33,577
  Marketing and royalty fees ...........    2,346     2,587     4,297      4,588
  General and administrative ...........    1,608     1,566     3,792      3,095
  Restructuring Costs ..................      750         -       750          -
  Depreciation and amortization ........    3,691     3,587     7,327      6,883
                                         --------- --------- --------- ----------
Total direct expenses ..................   24,108    25,691    47,207     48,143
                                         --------- --------- --------- ----------
Net operating revenue ..................    8,609     9,229    11,854     14,109
Interest expense .......................    7,795     7,939    15,658     15,600
                                         --------- --------- --------- ----------
Net income (loss) from operations ......      814     1,290    (3,804)    (1,491)
Gain on sale of properties .............        -       102       669        102
Minority interests of others in
  net income (loss) from operations ....      (95)     (134)      (69)      (185)
                                         --------- --------- --------- ----------
Net income (loss) before income taxes ..      719     1,258    (3,204)    (1,574)
Income tax expense (credit) ............      280       501    (1,243)      (598)
                                         --------- --------- --------- ----------
Net income (loss) ...................... $    439  $    757  $ (1,961) $    (976)
                                         ========= ========= ========= ==========

Net income (loss) per common share ..... $   0.55  $   0.95  $  (2.45) $   (1.22)
                                         ========= ========= ========= ==========

Weighted average number of
  common shares outstanding ............  800,000   800,000   800,000    800,000
                                         ========= ========= ========= ==========


See accompanying notes to condensed consolidated financial statements.


                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                             Six Months Ended
                                                                 June 30
                                                          ---------------------
                                                             1997        1996
                                                          ---------- ----------

Cash flows provided by (used in) operating activities:
 Net loss ............................................... $  (1,961) $    (976)
 Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation, amortization and accretion of
    discount on notes ...................................     7,486      7,025
   Minority interests of others in net loss
    from operations .....................................        69        185
   Deferred income taxes ................................        76        138
   Net gain on sale of properties .......................      (669)      (102)
   Change in assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable ................................    (1,776)    (1,834)
     Operating supplies, prepaid expenses,
      deposits and other assets .........................     2,905       (903)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses ..............     1,904      3,587
     Accrued interest payable ...........................       (82)       480
                                                          ---------- ----------
Net cash provided by operating activities ...............     7,952      7,600
Cash flows provided by (used in) investing activities:
 Acquisition and development of investment properties ...    (6,379)   (46,873)
 Refurbishment of investment properties .................    (3,001)    (4,564)
 Proceeds from sale of investment properties ............       340      1,349
 Cash restricted for refurbishment of properties ........       792        216
 Collections on mortgage and other notes receivable .....       183         45
                                                          ---------- ----------
Net cash used in investing activities ...................    (8,065)   (49,827)
Cash flows provided by (used in) financing activities:
 Proceeds from secured notes payable ....................     2,000     41,659
 Repayment of secured notes payable .....................    (2,971)    (3,434)
 Distributions to minority interests ....................      (157)      (157)
 Deferred financing costs ...............................      (232)      (371)
                                                          ---------- ----------
Net cash provided by (used in) financing activities .....    (1,360)    37,697
                                                          ---------- ----------
Net increase (decrease) in cash and cash equivalents ....    (1,473)    (4,530)
Cash and cash equivalents at beginning of period ........    12,248     13,897
                                                          ---------- ----------
Cash and cash equivalents at end of period .............. $  10,775  $   9,367
                                                          ========== ==========

Supplementary disclosure of cash flow information:
 Cash paid during the period for interest ............... $  15,740  $  14,978
                                                          ========== ==========

 Cash paid (net of refunds received) during the period
  for income taxes ...................................... $      58  $      92
                                                          ========== ==========

See accompanying notes to condensed consolidated financial statements.


                     MOTELS OF AMERICA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1997

1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Motels of America, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996. The terms "MOA" and the "Company" mean Motels of America, Inc. and its subsidiaries.

2.  Divestitures

In January 1997, the Company sold one lodging facility to an unrelated party, for approximately $0.5 million in cash and the assumption of the $2.3 million mortgage note. The Company recorded a gain of approximately $0.7 million.
The Company remains contingently liable on the note in the event the purchaser does not perform under its obligations.

3.  Secured Notes Payable

On April 14, 1997, the Company borrowed $2 million under a $2 million secured revolving line of credit. Terms of the revolving line of credit include interest payable at the prime rate plus 100 basis points and a maturity date of May 1, 1998. The borrowings were repaid subsequent to June 30, 1997 and the facility terminated.

4.  Restructuring Costs

The Company has recorded a provision for restructuring costs in the amount of $750,000 in connection with the reorganization of its management structure. This reorganization includes the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office are being moved to various regional offices which are being established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs.

5.  Income Taxes

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

Between January 1, 1996 and June 30, 1997, the Company has acquired, sold or indirectly developed a number of motels in various transactions summarized as follows:

                                                           Number of
         Date                Transaction                     Rooms
         __________________  ____________________________  _________
         January 1996        Purchased nineteen motels       1,794
                             located in the eastern half
                             of the United States from
                             Forte USA, Inc.

         January through
           March 1996        Purchased two motels located      201
                             in Newark, DE and Red Wing,
                             MN. Also purchased the land
                             underlying one of its
                             existing properties.

         May 1996            Sold a motel located in          (102)
                             Newport, KY.

         June 1996           Sold a motel located in           (60)
                             Waukegan, IL.

         August 1996         Sold three motels located        (306)
                             in York, PA and Romulus, MI.

         September 1996      Sold two motels located in        (95)
                             Niagara Falls, NY and
                             Pittsfield, MA.

         October 1996        Sold three motels located        (447)
                             in West Des Moines, IA,
                             Phoenix, AZ and Orlando, FL.

         November 1996       Sold a motel located in          (223)
                             Las Vegas, NV.

         January 1997        Sold a motel located in          (130)
                             Kissimmee, FL.

         February 1997       Assumed management control,        48
                             pending acquisition, of a
                             motel located in Greensboro,
                             GA which was built for the
                             Company.

         May 1997            Assumed management control,        68
                             pending acquisition, of a
                             motel located in Wilson, NC
                             which was built for the
                             Company.

                                                             ______
                                                               748
                                                             ======

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

Results of Operations

The following discussion and analysis address results of operations for the three months ended June 30, 1997 and 1996.


Three Months Ended June 30, 1997 Compared to the Three Months Ended
June 30, 1996

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.

                                                      Supplemental Operating Results and Statistics
                                           -----------------------------------------------------------------
                                                                       (unaudited)

                                                               Three Months Ended June 30
                                           -----------------------------------------------------------------
                                                Motels Owned          Acquisitions/
                                                Both Periods          Divestitures          Consolidated
                                           --------------------- --------------------- ---------------------
                                               1997       1996       1997       1996       1997       1996
                                           ---------- ---------- ----------- --------- ---------- ----------
                                                        (dollars in thousands, except Other data)


Motel operations:
 Motel operating revenues:
  Room revenues .......................... $  30,540  $  30,038  $     130   $  2,623  $  30,670  $  32,661
  Ancillary motel revenues ...............     1,827      1,770          4        430      1,831      2,200
                                           ---------- ---------- ----------- --------- ---------- ----------
   Total motel operating revenues ........    32,367     31,808        134      3,053     32,501     34,861
 Motel costs and expenses:
  Motel operating expenses ...............    15,627     15,757         86      2,194     15,713     17,951
  Marketing and royalty fees .............     2,334      2,378         12        209      2,346      2,587
  Depreciation and amortization ..........     3,496      3,175         24        207      3,520      3,382
                                           ---------- ---------- ----------- --------- ---------- ----------
   Total motel direct expenses ...........    21,457     21,310        122      2,610     21,579     23,920
                                           ---------- ---------- ----------- --------- ---------- ----------
                                           $  10,910  $  10,498  $      12   $    443     10,922     10,941
                                           ========== ========== =========== =========

Corporate operations:
 Other revenues ..........................                                                   216         59
 General and administrative expenses .....                                                 1,608      1,566
 Restructuring costs......................                                                   750          -
 Depreciation and amortization ...........                                                   171        205
                                                                                       ---------- ----------
                                                                                          (2,313)    (1,712)
                                                                                       ---------- ----------
Net operating revenue ....................                                             $   8,609  $   9,229
                                                                                       ========== ==========

Other data:
 Number of motels at period end ..........       134        134          2         10        136        144
 Number of rooms at period end ...........    11,177     11,197        109      1,201     11,286     12,398
 Occupancy percentage ....................    68.13%     71.59%     54.24%     54.78%     68.04%     69.85%
 ADR (1) ................................. $   44.06  $   41.16  $   37.87   $  40.51  $   44.03  $   41.10
 REVPAR (2) .............................. $   31.81  $   31.20  $   21.20   $  25.83  $   31.75  $   30.64

 Net operating revenue margin (3) ........                                                26.31%     26.43%
 Net motel revenue margin (4) ............    47.17%     45.52%     27.69%     24.78%     47.09%     43.85%

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

Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $32,717,000 for the three months ended June 30, 1997 from $34,920,000 for the three months ended June 30, 1996, a decrease of $2,203,000 or 6.3%.

Motel revenues decreased to $32,501,000 for the three months ended June 30, 1997 from $34,861,000 for the three months ended June 30, 1996, a decrease of $2,360,000 or 6.8%. The decrease consisted of a $2,919,000 change in motel revenues for the period from motels acquired and divested, since April 1, 1996 and offset by an increase of $559,000 for motels owned during both periods. Motel revenues for motels owned during both periods increased 1.8%. The increase in motel revenues for motels owned during both periods was attributable to an increase in the average daily room rate ("ADR") partially offset by a decline in occupancy. The ADR for the motels owned during both periods increased to $44.06 for the three months ended June 30, 1997 from $41.16 for the three months ended June 30, 1996, an increase of $2.90 or 7.1%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage for the three months ended June 30, 1997 for the motels owned during both periods decreased to 68.13% from 71.59% for the three months ended June 30, 1996. REVPAR for motels owned during both periods increased to $31.81 for the three months ended June 30, 1997 from $31.20 for the three months ended June 30, 1996, an increase of $0.61 or 2.0%. The motels acquired and divested had an occupancy percentage of 54.24%, an ADR of $37.87 and REVPAR of $21.20 for the period which they were owned by the Company during the three months ended June 30, 1997.

Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $15,713,000 for the three months ended June 30, 1997 from $17,951,000 for the three months ended June 30, 1996, a net decrease of $2,238,000 or 12.5%. The cost of operating the motels divested and acquired since April 1, 1996 decreased $2,108,000 for the period. The cost of operating motels owned during both periods decreased to $15,627,000 for the three months ended June 30, 1997 from $15,757,000 for the three months ended June 30, 1996, a decrease of $130,000 or 0.8%. Motel operating expenses as a percentage of motel revenues decreased to 48.4% for the three months ended June 30, 1997 from 51.5% for the three months ended June 30, 1996. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 48.3% for the three months ended June 30, 1997 from 49.5% for the three months ended June 30, 1996. The increase in the operating margin for motels owned during both periods is primarily attributable to the increase in ADR. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 64.2% for the three months ended June 30, 1997.

Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $2,346,000 for the three months ended June 30, 1997 from $2,587,000 for the three months ended June 30, 1996, a decrease of $241,000 or 9.3%. Approximately $197,000 of the net decrease in marketing and royalty fees was attributable to the motels acquired and divested since April 1, 1996. The marketing and royalty fees for motels owned during both periods decreased to $2,334,000 for the three months ended June 30, 1997 from $2,378,000 for the three months ended June 30, 1996, a decrease of $44,000 or 1.9%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.6% for the three months ended June 30, 1997 from 7.8% for the three months ended June 30, 1996.

Corporate general and administrative expenses include the costs of regional and corporate personnel, corporate training, marketing, purchasing, administrative support, accounting and development activities. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $42,000 to $1,608,000 for the three months ended June 30, 1997 from $1,566,000 for the three months ended June 30, 1996, an increase of 2.7%.

Restructuring costs in the amount of $750,000 were recorded as a provision for the reorganization of the Company's management structure. This reorganization includes the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office are being moved to various regional offices which are being established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs.

Depreciation and amortization increased to $3,691,000 for the three months ended June 30, 1997 from $3,587,000 for the three months ended June 30, 1996, a net increase of $104,000 or 2.9%.

Net operating revenue decreased to $8,609,000 for the three months ended June 30, 1997 from $9,229,000 for the three months ended June 30, 1996, a decrease of $620,000 or 6.7%. The decrease was principally due to the $750,000 provision for restructuring costs recorded during the three months ended June 30, 1997, as discussed above. The decrease in net operating revenues included an increase of $119,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $119,000 increase in net motel revenues, $733,000 resulted from motels owned during both periods an increase of 5.4%. The motels acquired and divested since April 1, 1996, resulted in a decrease of net motel revenue of $614,000 for the period. Net operating revenue as a percent of total revenues was 26.3% for the three months ended June 30, 1997 as compared to 26.4% for the three months ended June 30, 1996.

Interest expense decreased to $7,795,000 for the three months ended June 30, 1997 from $7,939,000 for the three months ended June 30, 1996, a decrease of $144,000. This decrease was principally a result of the Company capitalizing $140,000 of interest costs with respect to its development activity.

Net income decreased to $439,000 for the three months ended June 30, 1997 from $757,000 for the three months ended June 30, 1996, due to reasons as discussed above.

The following discussion and analysis address results of operations for the six months ended June 30, 1997 and 1996.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996.

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.


                                                      Supplemental Operating Results and Statistics
                                           -----------------------------------------------------------------
                                                                       (unaudited)

                                                               Six Months Ended June 30
                                           -----------------------------------------------------------------
                                                 Motels Owned          Acquisitions/
                                                 Both Periods          Divestitures          Consolidated
                                           --------------------- --------------------- ---------------------
                                               1997       1996       1997       1996       1997       1996
                                           ---------- ---------- ----------- --------- ---------- ----------
                                                         (dollars in thousands, except Other data)
Motel operations:
 Motel operating revenues:
  Room revenues .......................... $  47,270  $  45,729  $   7,734  $  12,112  $  55,004  $  57,841
  Ancillary motel revenues ...............     3,298      3,113        284      1,156      3,582      4,269
                                           ---------- ---------- ----------- --------- ---------- ----------
   Total motel operating revenues ........    50,568     48,842      8,018     13,268     58,586     62,110
 Motel costs and expenses:
  Motel operating expenses ...............    26,509     25,473      4,532      8,104     31,041     33,577
  Marketing and royalty fees .............     3,557      3,546        740      1,042      4,297      4,588
  Depreciation and amortization ..........     5,832      5,599      1,165        875      6,997      6,474
                                           ---------- ---------- ----------- --------- ---------- ----------
   Total motel direct expenses ...........    35,898     34,618      6,437     10,021     42,335     44,639
                                           ---------- ---------- ----------- --------- ---------- ----------
                                           $  14,670  $  14,224  $   1,581  $   3,247     16,251     17,471
                                           ========== ========== =========== =========

Corporate operations:
 Other revenues ..........................                                                   475        142
 General and administrative expenses .....                                                 3,792      3,095
 Restructuring costs......................                                                   750          -
 Depreciation and amortization ...........                                                   330        409
                                                                                       ---------- ----------
                                                                                          (4,397)    (3,362)
                                                                                       ---------- ----------
Net operating revenue ....................                                             $  11,854  $  14,109
                                                                                       ========== ==========

Other data:
 Number of motels at period end ..........       119        119         17         25        136        144
 Number of rooms at period end ...........     9,663      9,671      1,623      2,727     11,286     12,398
 Occupancy percentage ....................    64.65%     66.03%     62.48%     63.60%     65.51%     65.51%
 ADR (1) ................................. $   41.78  $   39.30  $   43.32  $   40.25  $   39.49  $   39.49
 REVPAR (2) .............................. $   28.90  $   27.71  $   28.06  $   28.04  $   28.78  $   27.78

 Net operating revenue margin (3) ........                                                20.07%     22.66%
 Net motel revenue margin (4) ............    43.37%     43.35%     35.51%     34.03%     42.27%     41.40%

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

Total revenues decreased to $59,061,000 for the six months ended June 30, 1997 from $62,252,000 for the six months ended June 30, 1996, a decrease of $3,191,000 or 5.1%.

Motel revenues decreased to $58,586,000 for the six months ended June 30, 1997 from $62,110,000 for the six months ended June 30, 1996, a decrease of $3,524,000 or 5.7%. Of the decrease in motel revenues, $5,250,000 was attributable to motels acquired and divested, since January 1, 1996 partially offset by an increase of $1,726,000 or 3.5% in motel revenues for motels owned during both periods. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $41.78 for the six months ended June 30, 1997 from $39.30 for the six months ended June 30, 1996, an increase of $2.48 or 6.3%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage for the six months ended June 30, 1997 for the motels owned during both periods decreased to 64.65% from 66.03% for the six months ended June 30, 1996. REVPAR for motels owned during both periods increased to $28.90 for the six months ended June 30, 1997 from $27.71 for the six months ended June 30, 1996, an increase of $1.19 or 4.3%. The acquired and divested motels had an occupancy percentage of 62.48%, an ADR of $43.32 and REVPAR of $28.06 for the period which they were owned by the Company in 1997.

Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $31,041,000 for the six months ended June 30, 1997 from $33,577,000 for the six months ended June 30, 1996, a net decrease of $2,536,000 or 7.6%. The net decrease is attributable to a $3,572,000 decrease in the costs of operating the motels acquired and divested since January 1, 1996. The cost of operating motels owned during both periods increased to $26,509,000 for the six months ended June 30, 1997 from $25,473,000 for the six months ended June 30, 1996, an increase of $1,036,000 or 4.1%. Payroll and related costs experienced the most significant increase of all of the motel operating expenses. Motel operating expenses as a percentage of motel revenues decreased to 53.0% for the six months ended June 30, 1997 from 54.1% for the six months ended June 30, 1996. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 52.4% for the six months ended June 30, 1997 from 52.2% for the six months ended June 30, 1996. The decrease in the operating margin for motels owned during both periods is primarily attributable to the increase in motel operating expenses. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 56.5% for the six months ended June 30, 1997.

Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $4,297,000 for the six months ended June 30, 1997 from $4,588,000 for the six months ended June 30, 1996, a decrease of $291,000 or 6.3%. The acquired and divested motels marketing and royalty fees decreased $302,000. The marketing and royalty fees for motels owned during both periods increased to $3,557,000 for the six months ended June 30, 1997 from $3,546,000 for the six months ended June 30, 1996, an increase of $11,000 or 0.3%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.5% for the six months ended June 30, 1997 from 7.8% for the six months ended June 30, 1996.

Corporate general and administrative expenses include the costs of regional and corporate personnel, corporate training, marketing, purchasing, administrative support, accounting and development activities. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $697,000 to $3,792,000 for the six months ended June 30, 1997 from $3,095,000 for the six months ended June 30, 1996, an increase of 22.5%. Salaries and other administrative costs related to the Company's expanded development efforts account for a significant portion of the overall increase in corporate general and administrative expenses.

Restructuring costs in the amount of $750,000 were recorded as a provision for the reorganization of the Company's management structure. This reorganization includes the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office are being moved to various regional offices which are being established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs.

Depreciation and amortization increased to $7,327,000 for the six months ended June 30, 1997 from $6,883,000 for the six months ended June 30, 1996, a net increase of $444,000 or 6.5%. Approximately $290,000 of the net increase in depreciation and amortization is attributable to the acquired and divested motels since January 1, 1996.

Net operating revenue decreased to $11,854,000 for the six months ended June 30, 1997 from $14,109,000 for the six months ended June 30, 1996, a decrease of $2,255,000 or 16.0%. The decrease in net operating revenues is principally attributable to the $750,000 provision for restructuring costs, a $697,000 increase in general and administrative expenses, both discussed above and a decrease in net motel revenues. The decrease in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees) amounted to $697,000. Of the $697,000 decrease in net motel revenues, $1,376,000 resulted from the motels acquired and divested since January 1, 1996. Net motel revenues for motels owned during both periods increased $679,000 or 3.4%. Net operating revenue as a percent of total revenues was 20.1% for the six months ended June 30, 1997 as compared to 22.7% for the six months ended June 30, 1996.

Interest expense increased to $15,658,000 for the six months ended June 30, 1997 from $15,600,000 for the six months ended June 30, 1996, an increase of $58,000. The increase is principally due to an increase in outstanding borrowings utilized to finance the acquisitions of motel properties. During the six months ended June 30, 1997, $140,000 of interest costs were capitalized in connection with the Company's development activities.

Net loss increased to $1,961,000 for the six months ended June 30, 1997 from $976,000 for the six months ended June 30, 1996, due to reasons as discussed above.

Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital; in addition, on a discretionary basis, the Company utilizes its capital resources for the development and acquisition of motel properties.

In April 1997, the Company borrowed $2,000,000 under a $2,000,000 secured revolving line of credit facility. Terms of the revolving line of credit include interest payable at the prime rate plus 100 basis points and a maturity date of May 1, 1998. The borrowings were repaid subsequent to June 30, 1997 and the facility terminated.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of June 30, 1997, the Company had principal repayment obligations of $4,939,000, $68,932,000 and $7,665,000 during the remainder of the fiscal year ending December 31, 1997 and during the fiscal years ending December 31, 1998 and 1999, respectively. Management believes the Company will be able to extend the maturity or refinance mortgage notes in the amount of $1,800,652 as of June 30, 1997 which would otherwise require repayment in 1997. Management further believes that the Company will have sufficient resources through the ability to refinance certain indebtedness and generate funds internally to meet all debt repayment obligations which are scheduled through December 31, 1999.

The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $3,001,000 and $4,564,000 for the six months ended June 30, 1997 and 1996, respectively. In addition, as of June 30, 1997, the Company had $2,946,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

At June 30, 1997, four properties were under various stages of development for the Company. Management anticipates approximately $6,379,000 will be expended throughout the remainder of 1997 to complete construction of these motels.

The Company is currently pursuing certain financing arrangements, to which reference has previously been made, relating to planned expansion of new motel development activities. The Company anticipates that an initial funding under such arrangements, if completed, would occur in the third quarter of 1997 in connection with the acquisition of certain motels which were developed for the Company.

For the six months ended June 30, 1997, cash and cash equivalents decreased $1,473,000. This decrease consisted of $8,065,000 of funds utilized in investing activities and $1,360,000 of funds used in financing activities offset by $7,952,000 of funds provided from operations. Net investing activities of $8,065,000 include: $6,379,000 of cash utilized for motel development; $3,001,000 expended on refurbishment of existing properties, offset by a change in cash restricted for refurbishment of $792,000 and $523,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used in financing activities includes: $2,971,000 of cash utilized to repay indebtedness; $389,000 of cash used for deferred financing costs and other items, offset by $2,000,000 of proceeds from secured notes payable.

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

         None

         (b) Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MOTELS OF AMERICA, INC.




August 12, 1997                                  By: /s/  Kurt M. Mueller
                                                     ____________________
                                                     Kurt M. Mueller
                                                     Chief Financial Officer


August 12, 1997                                  By: /s/  John D. Simon
                                                     ____________________
                                                     John D. Simon
                                                     Secretary and Treasurer