Form 10-Q
period 1997-09-30
MOA HOSPITALITY INC
filed 1997-11-14
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-Q

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997.

                                     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                        Commission File Number: 33-78866
                             ______________________

                             MOA HOSPITALITY, INC.
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

Number of shares of Common Stock, $.01 par value outstanding as of November 12, 1997: 800,000

                                      INDEX

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

Part I - Financial Information


Item 1.  Financial Statements

         Condensed consolidated balance sheets - September 30, 1997
         (unaudited) and December 31, 1996 .........................  2

         Condensed consolidated statements of operations -
         Three months ended September 30, 1997 and 1996 (unaudited);
         Nine months ended September 30, 1997 and 1996(unaudited).... 3

         Condensed consolidated statements of cash flows -
         Nine months ended September 30, 1997 and 1996 (unaudited) .. 4

         Notes to condensed consolidated financial statements -
         September 30, 1997 (unaudited) ............................. 5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General..................................................... 7

         Results of Operations ...................................... 9

         Liquidity and Capital Resources ............................14


Part II - Other Information


Item 1.  Legal Proceedings ..........................................17

Item 2.  Changes in Securities ......................................17

Item 3.  Defaults upon Senior Securities ............................17

Item 4.  Submission of Matters to a Vote of Security Holders ........17

Item 5.  Other Information ..........................................17

Item 6.  Exhibits and Reports on Form 8-K ...........................17


Signatures ..........................................................18

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MOA HOSPITALITY, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                  September 30,  December 31,
                                                      1997          1996
                                                  ------------   ------------
                                                   (Unaudited)
ASSETS
  Cash and cash equivalents ...................     $ 15,326      $ 12,248
  Restricted cash .............................        2,795         3,738
  Accounts receivable from property operations.        3,662         2,795
  Operating supplies and prepaid expenses......        1,918         2,880
  Deposits and other assets ...................       15,477         7,658
  Mortgage and other notes receivable .........        8,196         8,932
  Investment property:
     Operating properties, net of accumulated
        depreciation of $70,785 in 1997 and
        $61,855 in 1996........................      298,517       307,696
     Land held for development ................        4,047         4,047
                                                    --------      --------
  Total investment property ...................      302,564       311,743
  Financing and other deferred costs, net of
     accumulated amortization of $4,808 in 1997
     and $4,136 in 1996........................       17,027        18,439
                                                    --------      --------
                                                    $366,965      $368,433
                                                    ========      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Trade accounts payable ......................     $  1,840      $  2,177
  Real estate taxes payable ...................        3,297         2,612
  Accrued interest payable ....................        6,072         3,693
  Other accounts payable and accrued expenses .        5,505         3,847
  Net deferred tax liability ..................        3,814         3,685
  Secured mortgage and other notes ............      243,935       251,148
  12% Senior Subordinated Notes, net of
     unamortized discount of $3,351 in 1997 and
     $3,594 in 1996 ...........................       76,649        76,406
                                                    --------      --------
  Total liabilities ...........................      341,112       343,568
  Minority interests ..........................        1,844         1,899
  Stockholders' equity:
     Common stock, $.01 par value, 1,500,000
       shares authorized, 800,000 shares issued
       and outstanding .........................           8             8
     Additional paid-in capital ................      15,294        15,294
     Retained earnings .........................       8,707         7,664
                                                    --------       -------
  Total stockholders' equity ....................     24,009        22,966
                                                    --------       -------
                                                    $366,965      $368,433
                                                    ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       MOA HOSPITALITY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited, in thousands except share data)

                                    Three Months Ended     Nine Months Ended
                                       September 30          September 30
                                    ------------------    --------------------
                                      1997      1996        1997        1996
                                    --------  --------    ---------   ---------

 Revenues:
   Motel operating revenues .....  $ 37,139   $ 39,192    $  95,725   $ 101,302
   Other revenues ...............       139        115          614         257
                                   --------   ---------   ----------  ----------
 Total revenues .................    37,278     39,307       96,339     101,559
 Costs and expenses:
   Motel operating expenses .....    16,376     18,598       47,417      52,175
   Marketing and royalty fees ...     2,631      2,892        6,928       7,480
   General and administrative ...     1,817      1,457        5,609       4,552
   Restructuring costs ..........         0          0          750           0
   Depreciation and amortization.     3,731      3,571       11,058      10,454
                                   --------   ---------   ----------  ----------
 Total direct expenses ..........    24,555     26,518       71,762      74,661
                                   --------   ---------   ----------  ----------
 Net operating revenue ..........    12,723     12,789       24,577      26,898
 Interest expense ...............     7,674      7,976       23,332      23,576
                                   --------   ---------   ----------  ----------
 Net income from operations .....     5,049      4,813        1,245       3,322
 Gain on sale of properties .....         0        520          669         622
 Minority interests of others
   in net income (loss) from
   operations....................      (111)      (150)        (180)       (335)
                                   --------   ---------   ----------  ----------
 Net income before income taxes..     4,938      5,183        1,734       3,609
 Income tax expense .............     1,933      2,025          690       1,427
                                   --------   ---------   ----------  ----------
 Net income .....................  $  3,005   $  3,158    $   1,044   $   2,182
                                   ========   ========    =========   =========

 Net income per common share ....  $   3.76   $   3.95    $    1.31   $    2.73
                                   ========   ========    =========   =========
 Weighted average number of
   common shares outstanding ....   800,000    800,000      800,000     800,000
                                   ========   ========    =========   =========

        See accompanying notes to condensed consolidated financial statements.

                      MOA HOSPITALITY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited, in thousands)

                                                              Nine Months Ended
                                                                September 30
                                                             ---------------------
                                                               1997         1996
                                                             ---------   ---------
  Cash flows provided by (used in) operating activities:
    Net income ..........................................    $  1,044    $  2,182
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation, amortization and accretion of
          discount on notes .............................      11,300      10,669
        Minority interests of others in net income
          from operations ...............................         180         335
        Deferred income taxes ...........................         129        (385)
        Net gain on sale of properties ..................        (669)       (622)
        Change in assets and liabilities
          (Increase) decrease in assets:
            Accounts receivable .........................        (868)     (1,294)
            Operating supplies, prepaid expenses,
              deposits and other assets .................       6,472      (2,546)
          Increase in liabilities:
            Accounts payable and accrued expenses........       2,025       4,947
            Accrued interest payable ....................       2,379       2,979
                                                             ---------   ---------
  Net cash provided by operating activities..............      21,992      16,265
  Cash flows provided by (used in) investing activities:
    Acquisition and development of investment properties.     (11,116)    (49,146)
    Refurbishment of investment properties...............      (4,413)     (7,161)
    Net proceeds from sale of investment properties......         340       7,207
    Cash restricted for refurbishment of properties......         943      (1,946)
    Collections on mortgage and other notes receivable...         736          90
                                                             ---------   ---------
  Net cash used in investing activities .................     (13,510)    (50,956)
  Cash flows provided by (used in) financing activities:
    Proceeds from secured notes payable .................       2,000      41,659
    Repayment of secured notes payable ..................      (6,871)     (4,590)
    Distributions to minority interests .................        (236)       (314)
    Deferred financing costs ............................        (297)       (371)
                                                             ---------   ---------
  Net cash provided by (used in) financing activities....      (5,404)     36,384
                                                             ---------   ---------
  Net increase in cash and cash equivalents..............       3,078       1,693
  Cash and cash equivalents at beginning of period.......      12,248      13,897
                                                             ---------   ---------
  Cash and cash equivalents at end of period.............    $ 15,326    $ 15,590
                                                             =========   =========
  Supplementary disclosure of cash flow information:
    Cash paid during the period for interest.............    $ 20,953    $ 20,381
                                                             =========   =========
    Cash paid (net of refunds received) during the period
      for income taxes ...................................   $    252    $    151
                                                             =========   =========


      See accompanying notes to condensed consolidated financial statements.

                            MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

                                        September 30, 1997

1.  Basis of Presentation

	The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Motels of America, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1996. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. In October 1997, the Company changed its name to MOA Hospitality, Inc.

2.  Divestitures

	In January 1997, the Company sold one lodging facility to an unrelated party for approximately $0.5 million in cash and the assumption of a $2.3 million mortgage note, secured by the property. The Company recorded a gain of approximately $0.7 million. The Company remains contingently liable on the note in the event the purchaser does not perform under its obligations.

3.  Secured Notes Payable

	On April 14, 1997, the Company borrowed $2 million under a $2 million secured revolving line of credit. Terms included interest payable at the prime rate plus 100 basis points and a maturity date of May 1, 1998. The borrowings were repaid on July 17, 1997 and the facility terminated.

4.  Restructuring Costs

	The Company has recorded a provision for restructuring costs in the amount of $750,000 in connection with the reorganization of its management structure. This reorganization includes the implementation of a decentralized organiza-tional structure whereby many of the property management support functions previously based out of the corporate office are being moved to various regional offices which are being established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs.

5.  Subsequent Events

	At September 30, 1997, the Company had assumed management control of four properties, which were built for the Company, pending acquisition. In October, 1997, the Company acquired the four properties for $9,000,000 consisting of cash and $6,200,000 of new borrowings. The new borrowings were under a three year $150,000,000 secured loan facility entered into by a wholly-owned subsidiary of the Company. The Company has pledged its interest in another subsidiary to secure a portion of borrowings under each facilities. The terms of the loan facility include, among other things: interest at a rate based on the thirty day LIBOR rate plus 300 basis points, payable monthly; monthly principal payments based on a twenty-five year amortization schedule; and, repayment of amounts borrowed three years after the date of each funding.

	At September 30, 1997, eight properties were under various stages of development for the Company. Management anticipates approximately $15,000,000 will be expended to complete construction of these motels. At September 30, 1997, a subsidiary of the Company guaranteed approximately $600,000 of borrowings of an affiliate, the proceeds of which were utilized in conjunction with the construction of the above referenced properties. In addition, the Company has guaranteed completion of construction of such properties.


6.  Income Taxes

	Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE
COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

General

	The Company operates principally in the economy limited service segment of the lodging industry. As a result, its average room rates tend to be lower than the average room rates of full service lodging facilities. However, due to the limited nature of the public space and ancillary services provided by limited service motels, the Company's expenses tend to be lower than those of full service lodging facilities. The profitability of the lodging industry in general is significantly dependent upon room rental rates and occupancy rates.
Due to the fixed nature of a relatively high portion of the Company's expenses, changes in either room rates or occupancy rates result in significant changes in the operating profit of the Company's motels.

Between January 1, 1996 and September 30, 1997, the Company has acquired, sold or indirectly developed a number of motels in various transactions summarized as follows:


                                                                 Number of
       Date	                  Transaction	                         Rooms
       ----                   -----------                        ---------
       January 1996           Purchased nineteen motels            1,794
                              located in the eastern half
                              of the United States from
                              Forte USA, Inc.

       January through
        March 1996            Purchased two motels located in        201
                              Newark, DE and Red Wing, MN.
                              Also purchased the land
                              underlying one of its existing
                              properties.

       May 1996               Sold a motel located in               (102)
                              Newport, KY.

       June 1996              Sold a motel located in                (60)
                              Waukegan, IL.

       August 1996            Sold three motels located             (306)
                              in York, PA and Romulus, MI.

                                                                 Number of
       Date                   Transaction                          Rooms
       ----                   -----------                        ---------

       September 1996         Sold two motels located in             (95)
                              Niagara Falls, NY and
                              Pittsfield, MA.

       October 1996           Sold three motels located             (447)
                              in West Des Moines, IA,
                              Phoenix, AZ and Orlando, FL.

       November 1996          Sold a motel located in               (223)
                              Las Vegas, NV.

       January 1997           Sold a motel located in               (130)
                              Kissimmee, FL.

       February 1997          Assumed management control,             48
                              pending acquisition, of a
                              motel located in
                              Greensboro, GA which was built
                              for the Company.

       May 1997               Assumed management control,             61
                              pending acquisition, of a
                              motel located in Wilson, NC
                              which was built for the Company.

       September 1997         Assumed management control,            117
                              pending acquisition, of two
                              motels located in Columbia, SC
                              and Milford, MA which were built
                              for the Company.
                                                                    ----
                                                                     858
                                                                    ====


     In the aggregate, the Company expended $45.7 million in cash (net of proceeds from sales of $16.2 million) in conjunction with the above listed transactions. Cash was funded from internal sources and $41.6 million in borrowings.

	The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the date of acquisition.

Results of Operations

   The following discussion and analysis address results of operations for the three months ended September 30, 1997 and 1996.


Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

   The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the interim condensed consolidated financial statements presented elsewhere.



                                               Supplemental Operating Results and Statistics
                                          ------------------------------------------------------


                                                     Three Months Ended September 30
                                          ------------------------------------------------------
                                            Motels Owned       Acquisitions/
                                            Both Periods       Divestitures       Consolidated
                                          -----------------   ----------------   -----------------
                                            1997     1996      1997     1996      1997      1996
                                          -------   -------   ------   -------   -------  --------
                                               (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues .....................   $34,953   $34,943     $267    $2,057   $35,220  $37,000
    Ancillary motel revenues...........     1,898     1,910       21       282     1,919    2,192
                                          --------  --------  -------  -------   -------  --------
      Total motel operating revenues...    36,851    36,853      288     2,339    37,139   39,192
  Motel costs and expenses:
    Motel operating expenses...........    16,218    16,833      158     1,765    16,376   18,598
    Marketing and royalty fees.........     2,605     2,723       26       169     2,631    2,892
    Depreciation and amortization......     3,485     3,180       40       185     3,525    3,365
                                          --------  --------  -------  -------   -------  --------
      Total motel direct expenses......    22,308    22,736      224     2,119    22,532   24,855
                                          --------  --------  -------  -------   -------  --------
                                          $14,543   $14,117      $64      $220    14,607   14,337
                                          ========  ========  =======   =======


Corporate operations:
  Other revenues ......................                                              139      115
  General and administrative
     expenses..........................                                            1,817    1,457
  Depreciation and amortization .......                                              206      206
                                          --------  --------  -------  -------   -------  --------
                                                                                  (1,884)  (1,548)
                                                                                 -------- --------
Net operating revenue .................                                          $12,723  $12,789
                                                                                 ======== ========


Other data:
  Number of motels at period end.......       134       134        4         5       138      139
  Number of rooms at period end........    11,176    11,193      226       800    11,402   11,993
  Occupancy percentage ................     71.41%    75.28%   50.99%    57.40%    71.18%   73.80%
  ADR (1) .............................    $47.61    $45.06   $44.96    $38.63    $47.59   $44.65
  REVPAR (2) ..........................    $35.84    $35.78   $24.71    $25.22    $35.72   $34.91

  Net operating revenue margins (3)....                                            34.13%   32.54%
  Net motel revenue margin (4).........     51.58%    49.50%   38.95%    19.69%    51.48%   47.84%


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

     Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $37,278,000 for the three months ended September 30, 1997 from $39,307,000 for the three months ended September 30, 1996, a decrease of $2,029,000 or 5.2%.

     Motel revenues decreased to $37,139,000 for the three months ended September 30, 1997 from $39,192,000 for the three months ended September 30, 1996, a decrease of $2,053,000 or 5.2%. The decrease consisted of a $2,051,000 change in motel revenues for the period from motels acquired and divested since July 1, 1996, and a decrease of $2,000 for motels owned during both periods.
The decrease in motel revenues for motels owned during both periods was attributable to a decline in the occupancy partially offset by an increase in the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $47.61 for the three months ended September 30, 1997 from $45.06 for the three months ended September 30, 1996, an increase of $2.55 or 5.7%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage for the three months ended September 30, 1997 for the motels owned during both periods decreased to 71.41% from 75.28% for the three months ended September 30, 1996. REVPAR for motels owned during both periods increased to $35.84 for the three months ended September 30, 1997 from $35.78 for the three months ended September 30, 1996, an increase of $0.06 or 0.2%. The motels acquired and divested had an occupancy percentage of 50.99%, an ADR of $44.96 and REVPAR of $24.71 for the period which they were owned by the Company during the three months ended September 30, 1997.

     Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $16,376,000 for the three months ended September 30, 1997 from $18,598,000 for the three months ended September 30, 1996, a net decrease of $2,222,000 or 11.9%. The cost of operating the motels divested and acquired since July 1, 1996 decreased $1,607,000 for the period. The cost of operating motels owned during both periods decreased to $16,218,000 for the three months ended September 30, 1997 from $16,833,000 for the three months ended September 30, 1996, a decrease of $615,000 or 3.7%. The reduction in the operating expenses for motels owned during both periods is primarily attributable to a reduction in variable operating expenses as a result of renting fewer rooms. Motel operating expenses as a percentage of motel revenues decreased to 44.1% for the three months ended September 30, 1997 from 47.5% for the three months ended September 30, 1996. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 44.0% for the three months ended September 30, 1997 from 45.7% for the three months ended September 30, 1996. The increase in the operating margin for motels owned during both periods is primarily attributable to the increase in ADR combined with the reduction in the number of rooms rented. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 54.9% for the three months ended September 30, 1997.

     Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $2,631,000 for the three months ended September 30, 1997 from $2,892,000 for the three months ended September 30, 1996, a decrease of $261,000 or 9.0%.

Approximately $143,000 of the net decrease in marketing and royalty fees was attributable to the motels acquired and divested since July 1, 1996. The marketing and royalty fees for motels owned during both periods decreased to $2,605,000 for the three months ended September 30, 1997 from $2,723,000 for the three months ended September 30, 1996, a decrease of $118,000 or 4.3%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.5% for the three months ended September 30, 1997 from 7.8% for the three months ended September 30, 1996.

     Corporate general and administrative expenses include the costs of regional and corporate personnel, corporate training, marketing, purchasing, administrative support, accounting and development activities. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $360,000 to $1,817,000 for the three months ended September 30, 1997 from $1,457,000 for the three months ended September 30, 1996, an increase of 24.7%. The increase in general and administrative expenses is primarily attributable to the Company's expansion of its vending operations and legal costs incurred in connection with a lawsuit filed by the Company against ShoLodge Franchise Systems, Inc., the franchisor of the Shoney's Inn franchises operated by the Company.

     Depreciation and amortization increased to $3,731,000 for the three months ended September 30, 1997 from $3,571,000 for the three months ended September 30, 1996, a net increase of $160,000 or 4.5%.

	Net operating revenue decreased to $12,723,000 for the three months ended September 30, 1997 from $12,789,000 for the three months ended September 30, 1996, a decrease of $66,000 or 0.5%. The decrease in net operating revenues included an increase of $430,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $430,000 increase in net motel revenues, $731,000 resulted from motels owned during both periods an increase of 4.2%. The motels acquired and divested since July 1, 1996 resulted in a decrease of net motel revenue of $301,000 for the period.
Net operating revenue as a percent of total revenues was 34.1% for the three months ended September 30, 1997 as compared to 32.5% for the three months ended September 30, 1996.

     Interest expense decreased to $7,674,000 for the three months ended September 30, 1997 from $7,976,000 for the three months ended September 30, 1996, a decrease of $302,000. During the three months ended September 30, 1997, $291,000 of interest costs were capitalized in connection with the Company's development activities.

     Net income decreased to $3,005,000 for the three months ended September 30, 1997 from $3,158,000 for the three months ended September 30, 1996, due to reasons as discussed above.

   The following discussion and analysis address results of operations for the nine months ended September 30, 1997 and 1996.


Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

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


                                              Supplemental Operating Results and Statistics
                                          --------------------------------------------------------

                                                     Nine Months Ended September 30
                                          --------------------------------------------------------
                                           Motels Owned         Acquisitions/
                                           Both Periods         Divestitures        Consolidated
                                          --------------      -----------------   ----------------
                                           1997     1996        1997      1996     1997     1996
                                          -------  -------    --------  -------   -------  -------
                                                (dollars in thousands, except Other data)
Motel operations:
   Motel operating revenues:
     Room revenues ....................  $78,236   $76,363    $11,988    $18,478  $90,224  $94,841
     Ancillary motel revenues .........    5,054     4,858        447      1,603    5,501    6,461
                                         --------  --------   --------   -------- -------- --------
       Total motel operating revenues .   83,290    81,221     12,435     20,081   95,725  101,302
   Motel costs and expenses:
     Motel operating expenses .........   40,492    39,820      6,925     12,355   47,417   52,175
     Marketing and royalty fees .......    5,780     5,852      1,148      1,628    6,928    7,480
     Depreciation and amortization ....    8,731     8,439      1,787      1,400   10,518    9,839
                                         --------  --------   --------   -------  -------  -------
       Total motel direct expenses ....   55,003    54,111      9,860     15,383   64,863   69,494
                                         --------  --------   --------   -------- -------- --------
                                         $28,287   $27,110     $2,575     $4,698   30,862   31,808
                                         ========  ========   ========   ========

 Corporate operations:
   Other revenues .....................                                               614      257
   General and administrative expenses.                                             5,609    4,552
   Restructuring Costs ................                                               750        0
   Depreciation and amortization ......                                               540      615
                                                                                  -------- --------
                                                                                   (6,285)  (4,910)
                                                                                  -------- --------
 Net operating revenue ................                                           $24,577  $26,898
                                                                                  ======== ========

 Other data:
   Number of motels at period end .....      119       119         19         20      138      139
   Number of rooms at period end ......    9,662     9,673      1,740      2,320   11,402   11,993
   Occupancy percentage ...............    67.32%    69.23%     62.65%     64.72%   66.65%   68.28%
   ADR (1) ............................   $44.04    $41.58     $43.82     $40.45   $44.01   $41.36
   REVPAR (2) .........................   $31.56    $30.62     $28.48     $28.45   $31.12   $30.16

   Net operating revenue margin (3) ...                                             25.51%   26.49%
   Net motel revenue margin (4) .......    47.32%    46.55%     36.39%     33.00%   45.86%   43.91%

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

     Total revenues decreased to $96,339,000 for the nine months ended September 30, 1997 from $101,559,000 for the nine months ended September 30, 1996, a decrease of $5,220,000 or 5.1%.

     Motel revenues decreased to $95,725,000 for the nine months ended September 30, 1997 from $101,302,000 for the nine months ended September 30, 1996, a decrease of $5,577,000 or 5.5%. $7,646,000 of the decrease in motel revenues was attributable to motels acquired and divested since January 1, 1996 partially offset by an increase of $2,069,000 or 2.6% in motel revenues for motels owned during both periods. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $44.04 for the nine months ended September 30, 1997 from $41.58 for the nine months ended September 30, 1996, an increase of $2.46 or 5.9%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage for the nine months ended September 30, 1997 for the motels owned during both periods decreased to 67.32% from 69.23% for the nine months ended September 30, 1996. REVPAR for motels owned during both periods increased to $31.56 for the nine months ended September 30, 1997 from $30.62 for the nine months ended September 30, 1996, an increase of $0.94 or 3.1%. The acquired and divested motels had an occupancy percentage of 62.65%, an ADR of $43.82 and REVPAR of $28.48 for the period which they were owned by the Company in 1997.

     Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $47,417,000 for the nine months ended September 30, 1997 from $52,175,000 for the nine months ended September 30, 1996, a net decrease of $4,758,000 or 9.1%. The net decrease is attributable to a $5,430,000 decrease in the costs of operating the motels acquired and divested since January 1, 1996. The cost of operating motels owned during both periods increased to $40,492,000 for the nine months ended September 30, 1997 from $39,820,000 for the nine months ended September 30, 1996, an increase of $672,000 or 1.7%. Motel operating expenses as a percent-age of motel revenues decreased to 49.5% for the nine months ended September 30, 1997 from 51.5% for the nine months ended September 30, 1996. Motel operating expenses as a percentage of motel revenues for the motels owned in both period decreased to 48.6% for the nine months ended September 30, 1997 from 49.0% for the nine months ended September 30, 1996. The increase in the operating margin for motels owned during both periods is primarily attributable to the increase in motel operating revenues. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 55.7% for the nine months ended September 30, 1997.

     Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $6,928,000 for the nine months ended September 30, 1997 from $7,480,000 for the nine months ended September 30, 1996, a decrease of $552,000 or 7.4%. The acquired and divested motels marketing and royalty fees decreased $480,000.
The marketing and royalty fees for motels owned during both periods decreased to $5,780,000 for the nine months ended September 30, 1997 from $5,852,000 for the nine months ended September 30, 1996, a decrease of $72,000 or 1.2%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.4% for the nine months ended September 30, 1997 from 7.7% for the nine months ended September 30, 1996.

     Corporate general and administrative expenses include the costs of regional and corporate personnel, corporate training, marketing, purchasing, administrative support, accounting and development activities. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. Corporate general and administrative expenses increased $1,057,000 to $5,609,000 for the nine months ended September 30, 1997 from $4,552,000 for the nine months ended September 30, 1996, an increase of 23.2%. The increase in general and administrative expenses is primarily attributable to the Company's expansion of its development efforts, vending operations and legal costs. The legal costs are being incurred in connection with a lawsuit filed by the Company against ShoLodge Franchise Systems, Inc., the franchisor of the Shoney's Inn franchises operated by the Company.


     Restructuring costs in the amount of $750,000 were recorded in 1997 as a provision for the reorganization of the Company's management structure. This reorganization includes the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office are being moved to various regional offices which are being established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs.


     Depreciation and amortization increased to $11,058,000 for the nine months ended September 30, 1997 from $10,454,000 for the nine months ended September 30, 1996, a net increase of $604,000 or 5.8%. Approximately $387,000 of the net increase in depreciation and amortization is attributable to the acquired and divested motels since January 1, 1996.

     Net operating revenue decreased to $24,577,000 for the nine months ended September 30, 1997 from $26,898,000 for the nine months ended September 30, 1996, a decrease of $2,321,000 or 8.6%. The decrease in net operating revenues is principally attributable to the $750,000 provision for restructuring costs, a $1,057,000 increase in general and administrative expenses, both discussed above and a decrease in net motel revenues. The decrease in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees) amounted to $267,000. $1,736,000 of the $267,000 decrease in net motel revenues resulted from the motels acquired and divested since January 1, 1996. Net motel revenues for motels owned during both periods increased $1,469,000 or 4.1%. Net operating revenue as a percent of total revenues was 25.7% for the nine months ended September 30, 1997 as compared to 26.6% for the nine months ended September 30, 1996.

     Interest expense decreased to $23,332,000 for the nine months ended September 30, 1997 from $23,576,000 for the nine months ended September 30, 1996, a decrease of $244,000. During the nine months ended September 30, 1997, $451,000 of interest costs were capitalized in connection with the Company's development activities.

     Net income decreased to $1,044,000 for the nine months ended September 30, 1997 from $2,182,000 for the nine months ended September 30, 1996, due to reasons as discussed above.


Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital; in addition, on a discretionary basis, the Company utilizes its capital resources for the development and acquisition of motel properties.

In April 1997, the Company borrowed $2,000,000 under a $2,000,000 secured revolving line of credit facility. Terms of the revolving line of credit include interest payable at the prime rate plus 100 basis points and a maturity date of May 1, 1998. The borrowings were repaid on July 17, 1997 and the facility terminated.

In September 1997, the Company renegotiated the terms of a maturing mortgage note secured by a motel with an outstanding principal balance of $1,228,000. The new terms include monthly payments of interest at a rate of 9.25% and principal based on a twenty-five year amortization schedule. The mortgage note matures on September 14, 2000.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of September 30, 1997, the Company had principal repayment obligations of $2,186,000, $66,989,000 and $7,245,000 during the remainder of the fiscal year ending December 31, 1997 and during the fiscal years ending December 31, 1998 and 1999, respectively. Management believes that the Company will have sufficient resources through the ability to refinance certain indebtedness and generate funds internally to meet all debt repayment obligations which are scheduled through December 31, 1999.


The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $4,413,000 and $7,161,000 for the nine months ended September 30, 1997 and 1996, respectively. In addition, as of September 30, 1997, the Company had $2,795,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

At September 30, 1997, the Company had assumed management control of four properties, which were built for the Company, pending acquisition. In October, 1997, the Company acquired the four properties for $9,000,000 consisting of cash and $6,200,000 of new borrowings. The new borrowings were under a three year $150,000,000 secured loan facility entered into by a wholly-owned subsidiary of the Company. The Company has pledged its interest in another subsidiary to secure a portion of borrowings under each facilities. The terms of the loan facility include, among other things: interest at a rate based on the thirty day LIBOR rate plus 300 basis points, payable monthly; monthly principal payments based on a twenty-five year amortization schedule; and, repayment of amounts borrowed three years after the date of each funding.

At September 30, 1997, eight properties were under various stages of development for the Company. Management anticipates approximately $15,000,000 will be expended to complete construction of these motels. At September 30, 1997, a subsidiary of the Company guaranteed approximately $600,000 of borrowings of an affiliate, the proceeds of which were utilized in conjunction with the construction of the above referenced properties. In addition, the Company has guaranteed completion of construction of such properties.

In October, 1997 the Company entered into an agreement with Mr. J. Anthony Kouba, a Director of the Company, for the development of a lodging property in Santa Monica, California. Mr. Kouba will assign over to an entity controlled by the Company the rights to acquire a certain parcel of land located in Santa Monica in exchange for a 20% residual interest in the project. Mr. Kouba will continue to act as the developer of the project and provide construction management in exchange for a $7,000 per month developer fee or a $10,000 per month construction management fee dependent on the stage of development. The Company will provide or arrange for funding and will receive a priority return on its invested capital.

For the nine months ended September 30, 1997, cash and cash equivalents increased $3,078,000. This increase consisted of $21,992,000 of funds provided by operating activities offset by $13,510,000 of funds used in investing activities and $5,404,000 of funds used in financing activities. Net investing activities of $13,510,000 include: $11,116,000 of cash utilized for motel development and $4,413,000 expended on refurbishment of existing properties offset by a change in cash restricted for refurbishment of $943,000 and $1,076,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used in financing activities includes: $6,871,000 of cash utilized to repay indebtedness; $533,000 of cash used for deferred financing costs and other items, offset by $2,000,000 of proceeds from secured notes payable.

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

                                                  MOA HOSPITALITY, INC.




November 12, 1997                                 By: /s/  Kurt M. Mueller
                                                     ____________________
                                                     Kurt M. Mueller
                                                     Chief Financial Officer


November 12, 1997                                 By: /s/  John D. Simon
                                                     ____________________
                                                     John D. Simon
                                                     Secretary and Treasurer