Form 10-K
period 1997-12-31
MOA HOSPITALITY INC
filed 1998-04-15
CIK 816746

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-K

         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 1997.
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ____________

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

                                                           [X] Yes    [  ] No

       Number of shares of Common Stock, $.01 par value outstanding as of March 13, 1998: 800,000

                                     INDEX TO FORM 10-K


                                                                         Page
                                        Part I

Item 1.            Business ...........................................   3

Item 2.            Properties .........................................   8

Item 3.            Legal Proceedings ..................................  14

Item 4.            Submission of Matters to a Vote of Security Holders.  14

                                        Part II

Item 5.            Market for Registrant's Common Equity and Related
                      Stockholder Matters .............................  14

Item 6.            Selected Financial Data ............................  15

Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .............  17

Item 8.            Financial Statements and Supplementary Data ........  27

Item 9.            Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure .............  27

                                        Part III

Item 10.           Directors and Executive Officers of the Registrant .  28

Item 11.           Executive Compensation .............................  31

Item 12.           Security Ownership of Certain Beneficial Owners and
                      Management ......................................  33

Item 13.           Certain Relationships and Related Transactions .....  33

                                       Part IV

Item 14.           Exhibits, Financial Statement Schedules, and Reports
                      on Form 8-K .....................................  34

Signatures

                                   PART I


ITEM 1.  BUSINESS

 General

         MOA Hospitality, Inc. and its subsidiaries ("MOA" or the "Company"), formerly known as Motels of America, Inc., is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 1997, the Company, directly and through subsidiaries, operated 138 lodging facilities located in 37 states with a total of 11,385 rooms. In March 1998, MOA sold a lodging facility resulting in the Company owning and operating 137 lodging facilities located in 37 states with a total of 11,336 rooms as of March 20, 1998. The Company's largest concentrations of lodging facilities are located in the States of Georgia and Illinois with 13 lodging facilities each. The Company derives less than 8% of its revenues from lodging facilities located in either the states of Georgia or Illinois. The Company operates 133 of its lodging facilities pursuant to franchise or license agreements with the following national brands: Best Western, Comfort Inn, Day's Inn, Holiday Inn Express, Howard Johnson, Microtel, Ramada, Ltd., Shoney's Inn, Super 8, Travelodge and Villager Lodge. By affiliating its lodging facilities with national brands, MOA benefits by receiving national brand name recognition, national advertising exposure, central reservation services, exposure in published travel directories, group tour generated business and other professional services which could not be duplicated by the Company on a cost-effective basis for its lodging facilities.

         The Company was incorporated in 1986 under the laws of the State of Delaware to continue the business commenced by its predecessors in 1982. The Company's principal executive offices are located at 701 Lee Street, Suite 1000, Des Plaines, Illinois 60016, telephone (847) 803-1200.

 Recent History

         Since January 1, 1994, the Company has increased the number of its lodging properties from 83 properties to 138 properties at December 31, 1997. This growth was accomplished through acquisitions and development funded through borrowings and internally generated funds. A summary of the significant transactions which provided this growth is as follows:

         In April 1994, the company in two separate but concurrent transactions acquired twenty four lodging facilities for approximately $74 million consisting of cash of $59 million and the assumption of $15 million in mortgage debt. Funding for the transactions was through an $80 million principal amount public offering of 12% Senior Subordinated Notes due 2004, Series B (the "Notes"). In conjunction with this offering the Company issued 80,000 shares of common stock to the holders of the Notes for no additional consideration. During the May through December 1994 period, the Company acquired in a series of transactions an additional seventeen lodging facilities for approximately $34.1 million of cash and the assumption of $4.5 million of mortgage debt. In October 1994, the Company, entered into a two-year $100 million secured line of credit facility (the "NACC credit line") with Nomura Asset Capital Corporation ("NACC") to provide funding for acquisitions and related expenses (including refurbishment costs).

         In September 1995, the Company and NACC entered into a financing transaction (the "Secured Financing") involving the formation of Motels of America, L.L.C., a limited liability company wholly owned by MOA ("MOA LLC"). MOA and its subsidiaries transferred 93 lodging facilities to MOA LLC and MOA LLC borrowed on a secured basis $158.8 million from NACC. Proceeds of the Secured Financing were used to repay existing indebtedness of approximately $142.2 million (including outstanding indebtedness under the NACC credit line) and for general corporate purposes. During 1996, ownership of MOA LLC was transferred from MOA to two of its wholly owned subsidiaries.

         In January 1996, the Company acquired nineteen lodging facilities from Forte USA, Inc., a subsidiary of Forte Hotels, Inc., for approximately $35.5 million in cash which was financed by $30.9 million of borrowings under the NACC credit line and from other unaffiliated sources. During 1996, the Company, in a series of transactions, sold eleven motel properties for $15.8 million in net cash proceeds and $6.3 million in mortgage and other notes receivable. In November 1996, the Company completed two separate financing transactions with CS First Boston Corporation ("CSFB") pursuant to which the Company borrowed approximately $37.2 million. Approximately $29.8 million of the proceeds were utilized to repay the entire outstanding borrowings under the NACC credit line; $1.6 million of the proceeds were utilized toward a partial paydown of the certain borrowings; and the remaining net proceeds were retained for general corporate purposes. The CSFB borrowings are evidenced by notes which mature on November 1, 1998 and are secured by first mortgages on nineteen of the Company's motel properties and a pledge of the stock of one of the Company's subsidiaries.

         In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20,000,000 revolving construction loan facility arranged by the affiliate. In connection with such construction loan facility, the Company has guaranteed completion of the construction of each property and the subsidiary acquiring the properties has guaranteed the construction loan facility to a maximum of $10,000,000. In 1997, five (5) such properties were acquired for $12,900,000 of which $7,800,000 was funded form a $150,000,000 secured loan facility between the subsidiary acquiring the properties and CS First Boston. This facility provides, among other things for interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20,000,000 of borrowing under the facility. As of March 20, 1998, seven additional properties were under construction and management anticipates approximately $19,000,000 will be expended to purchase these lodging facilities upon completion. Payments from the Company on account to be applied towards the future purchases amounted to $1,841,000 at December 31, 1997. Interest earned by the Company on such payments in 1997 equaled $558,000.

         During 1997, in separate transactions, the Company sold two properties for an aggregate of $3.9 million consisting of cash in the amount of $0.1 million, a mortgage note receivable in the amount of $1.0 million and the buyer's assumption of a mortgage note in the amount of $2.3 million. The Company remains contingently liable on the note, $2.3 million, in the event the purchaser does not perform under its obligations.

         In March 1998, the Company sold one of its motels pursuant to a condemnation related to a highway reconfiguration project for approximately $1.6 million in cash and realized an approximate $0.5 million gain.

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

         The lodging industry has seen a significant increase in the construction of new lodging facilities over the course of the past few years. Management believes this increase is a result of the relative strength of the Nation's economy which in turn has resulted in greater travel and stronger operating performance of lodging facilities in general. Management also believes the increase in new construction has been facilitated by an increased availability of financing for such projects and a relatively favorable interest rate environment. Based on the Company's internally prepared annual surveys of new supply entering the markets in which it competes, the percentage increase in new supply in such markets appears to have peaked in 1996 with a slightly lower percentage increase experienced in 1997 and an even lower percentage of known and rumored new supply identified for 1998. Management believes this increase in new supply of lodging facilities has negatively affected the occupancy rate at its lodging facilities. Other than various independent and small chain affiliated lodging facilities, Hampton Inns, Holiday Express Inns and Fairfield Inns represent the national brands with the most new rooms being built in the markets in which the Company's lodging facilities compete. These national brands tend to have higher average daily rates than the Company's lodging facilities which the Company believes has allowed it and its direct competitors to continue to raise average daily rates at a rate in excess of the underlying national inflation rate.

         Demand for the Company's lodging facilities is affected by normally recurring seasonal patterns. Demand for the Company's lodging facilities is generally highest during the months of June, July and August and lowest during the months of December, January and February. As is the case for the lodging industry in general, demand for the Company's lodging facilities may be affected by weather, national and regional economic conditions, government regulations, changes in travel patterns, construction of new lodging facilities, changes in the degree of competition from existing lodging facilities and other factors. Management believes the much publicized weather affect of El Nino began negatively impacting the occupancy of its properties located in the Southeast during the fourth quarter.

 Ownership Structure

         At December 31, 1997, the Company had 100% ownership interest, either directly or through subsidiaries, in 136 of the 138 lodging facilities it operated. Due to the divesture of a property in the first quarter, these numbers are reduced by one as of March 20, 1998. The Company was a general partner with ownership interests of 30% and 50% in two individual limited partnerships each of which owned one lodging facility as its principal asset. These partially owned lodging facilities have been consolidated for financial reporting purposes due to the management and control which the Company possesses.

 Franchise and License Agreements

         The Company operates 133 of its lodging facilities pursuant to franchise or license agreements. Eighty-seven of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties, and contributions to advertising and media funds) range from 6% to 7% of room revenues. Under the Super 8 franchise agreements, the franchiser is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchiser for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

         The Super 8 franchise agreements have an initial 20-year term which, for the Company, results in various ending dates through 2017. The agreements continue thereafter on a year-by-year basis unless terminated by either party upon nine months notice. The agreements provide a negotiated area of geographic protection within which the franchiser is prohibited from franchising another Super 8 motel.

         The Company has forty-six franchise or license agreements with other franchisers or licensees. These agreements, which have various terms with ending dates through 2017, generally provide similar benefits and obligations as the Super 8 franchise agreements. Not all of franchise and license agreements for the non Super 8 brands provide for a specific area of geographic protection in which case, they generally rely on an impact policy to determine if another lodging facility with the same brand affiliation could be located within a particular market.

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

         Management of the Company's lodging facilities is coordinated from the Company's corporate offices in Des Plaines, Illinois. During 1997, the Company undertook a reorganization of its management infrastructure and implemented a more decentralized organization structure whereby many of the property management support functions previously based out of the corporate office in Des Plaines, Illinois were moved to various regional offices which were established.
  This decentralization was undertaken in order to enhance the Company's responsiveness, efficiency and control with respect to the day-by-day operations of its properties. In conjunction with this reorganization, the Company recorded a charge in the amount of $750,000 to cover the cost of restructuring.
 The regional offices are located in Independence, Missouri, Indianapolis, Indiana, Marietta, Georgia and Salt Lake City, Utah. Day-to-day management, facility renovation, human resources and training, purchasing of operating supplies and sales and marketing are principally directed from the regional offices. The executive level functions as well as accounting and construction continue to be centralized in Des Plaines, Illinois.

         The Company has developed and conducts its own training programs which satisfies most franchiser training requirements. The Company believes its unique training programs provide a competitive advantage in the management of motels over individual owner/operators which must rely on franchiser and industry supplied training material.

         Typically, the general manager is the only salaried position at a property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 1997, the Company employed approximately 2,300 employees including approximately 60 full and part-time employees at the corporate office. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees is good.

         The Company utilizes advertising and marketing programs sponsored by the various franchisers on both a national and regional basis. In addition, the Company engages in a wide variety of sales and marketing activities at the local market level including extensive individual sales calls, marketing blitzes and involvement in local community activities such as Rotary Clubs, Chambers of Commerce and motel associations. Various properties also promote special packages in conjunction with local attractions or events. Billboard advertising represents the single largest sales and marketing expenditure other than contributions to franchiser sponsored advertising and media funds.

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

Item 2.  PROPERTIES

         The Company's lodging facilities are typically situated along interstate highways and in secondary markets, offering a convenient lodging alternative for many prospective customers. The facilities have an average size of 83 rooms, though individual properties range from 33 to 187 rooms, depending on location and business environment. MOA's properties generally do not offer large meeting or banquet facilities, in-house restaurants, or room service; and most do not offer recreational facilities such as pools or fitness centers. The motels do, however, typically provide free coffee, free local calls, remote control television, fax service, and free parking. In addition, many nationally and regionally recognized restaurant chains are generally within close proximity of the motels.

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

         MOA has made capital expenditures (exclusive of acquistions and development of investment properties) of $7,948,000, $9,857,000 and $7,806,000 in 1997, 1996 and 1995, respectively. These expenditures include not only the replacement of guestroom carpet and furnishings but also expenditures on parking lot repavement, exterior renovations and interior public area renovations including lobby enhancements and other revenue enhancing improvements such as installation of complete snack shoppe vended areas and guest laundry facilities. Management believes the level of capital expenditures made over the past three years is in excess of often cited industry standards due to the improvements referred to above and as a result of the deferred maintenance associated with the significant number of properties acquired in recent years. The following table summarizes capital expenditures made in 1997, 1996 and 1995 in relation to the year in which such properties were acquired:


                             Capital Expenditures               Number of Rooms at Year End
                             --------------------               ---------------------------
   Property Acquired       1997         1996          1995        1997      1996      1995
   -----------------       ----         ----          ----        ----      ----      ----
   Corporate Office    $  159,000   $  192,000    $  171,000
   1993 and prior       3,072,000    5,535,000     2,150,000     5,771     5,798     5,811
   1994                 1,599,000    3,991,000     5,627,000     3,619     3,623     4,512
   1995                   188,000      139,000                     250       250
   1996                 2,930,000                                1,466
                       ----------   ----------    ----------
   Total               $7,948,000   $9,857,000    $7,948,000
                       ==========   ==========    ==========



        The Company believes that its facilities are currently well maintained and conform to the Company's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.

Information pertaining to the Company's 137 lodging facilities operated as of March 20, 1998 is set forth in the following table.

                                                     Number              Year
                                                      of       Year    Acquired by
Location                         Franchise           Rooms     Built   the Company
--------                         ---------           ------    -----   -----------
ALABAMA
  Pelham.......................  Travelodge              64      1989    1996
ARKANSAS
  West Memphis (1).............  Super 8                 61      1989    1989
CALIFORNIA
  Indio........................  Holiday Inn Express    126      1986    1995
  Santa Clara..................  Days Inn               168      1984    1994
  Santa Monica.................  Best Western           122      1991    1992
  Santa Monica (1).............  Pacific Shore          168      1966    1993
  West Los Angeles.............  Best Western            76      1993    1994
COLORADO
  Longmont.....................  Super 8                 64      1989    1994
DELAWARE
  Newark.......................  Howard Johnson         141      1969    1996
FLORIDA
  Fernandina Beach.............  Shoney's               134      1985    1994
  Ft. Lauderdale...............  Travelodge             118      1987    1996
  Ft. Walton Beach.............  Shoney's               102      1987    1994
  Jacksonville.................  Travelodge             119      1986    1996
  Melbourne....................  Shoney's               119      1990    1994
  Orlando Centroplex (1).......  Travelodge              75      1957    1996
  Panama City..................  Super 8                 63      1986    1987
  Pensacola....................  Super 8                 62      1985    1987
GEORGIA
  Brunswick....................  Super 8                 62      1986    1987
  Cartersville.................  Super 8                 62      1986    1987
  Columbus.....................  Super 8                 74      1985    1987
  Douglas......................  Shoney's               100      1986    1994
  Dublin.......................  Shoney's               100      1984    1994
  Fitzgeral....................  Shoney's               108      1985    1994
  Greensboro...................  Microtel                48      1997    1997
  Hinesville...................  Shoney's               163      1976    1994
  Macon........................  Shoney's               120      1987    1994
  Moultrie.....................  Shoney's               100      1979    1994
  Rome.........................  Super 8                 62      1986    1987
  Vidalia......................  Shoney's               128      1984    1994
  Warner Robins................  Super 8                 60      1986    1987
IDAHO
  Boise........................  Super 8                110      1978    1994
  Coeur D'Alene (1)............  Super 8                 95      1983    1983
  Lewiston.....................  Super 8                 62      1985    1985
  Sandpoint....................  Super 8                 61      1984    1984
ILLINOIS
  Bloomington..................  Super 8                 61      1985    1987
  Champaign....................  Super 8                 61      1984    1987
  Crystal Lake.................  Super 8                 59      1983    1987
  Decatur......................  Super 8                 61      1983    1987
  East Moline..................  Super 8                 63      1988    1988
  Litchfield...................  Super 8                 61      1987    1994
  Naperville...................  Travelodge             100      1983    1996
  Okawville....................  Super 8                 40      1985    1988
  Peru.........................  Super 8                 61      1986    1987
  South Springfield............  Super 8                122      1987    1994
  Springfield..................  Super 8                 65      1985    1994
  Tuscola......................  Super 8                 64      1988    1994
  Waukegan.....................  Super 8                 61      1986    1987
INDIANA
  Columbus.....................  Super 8                 62      1984    1987
  Elkhart......................  Shoney's                61      1990    1994
  Elkhart......................  Super 8                 62      1986    1989
  Indianapolis.................  Days Inn               161      1985    1994
  Muncie.......................  Days Inn                62      1990    1994
  Muncie.......................  Super 8                 63      1986    1989
  Terre Haute..................  Super 8                118      1985    1994
IOWA
  Davenport....................  Super 8                 61      1984    1987
  Des Moines...................  Super 8                152      1985    1994
KANSAS
  Leavenworth..................  Super 8                 60      1984    1989
  Salina.......................  Super 8                 61      1984    1989
  Topeka.......................  Super 8                 62      1984    1987
KENTUCKY
  Danville.....................  Super 8                 49      1987    1987
  Lexington....................  Super 8                 62      1987    1987
  Louisville...................  Super 8                100      1988    1988
  Louisville...................  Travelodge             108      1983    1996
LOUISIANA
  Shreveport...................  Super 8                143      1986    1994
MASSACHUSETTS
  Milford......................  Days Inn                69      1997    1997
MAINE
  Ellsworth....................  Comfort Inn             63      1993    1993
MICHIGAN
  Battle Creek.................  Super 8                 62      1985    1987
  Detroit......................  Travelodge             122      1986    1996
  Grand Rapids.................  Super 8                 62      1986    1987
  Kalamazoo....................  Super 8                 62      1985    1987
  Muskegon.....................  Days Inn               106      1968    1993
  Muskegon.....................  Super 8                 62      1986    1987
  Saginaw......................  Super 8                 62      1985    1987
MINNESOTA
  Hibbing......................  Super 8                 49      1993    1994
  Red Wing.....................  Super 8                 60      1987    1996
  Savage.......................  Comfort Inn             75      1982    1994
MISSISSIPPI
  Vicksburg....................  Super 8                 62      1988    1988
MISSOURI
  Independence.................  Super 8                 77      1983    1987
  Joplin.......................  Super 8                 50      1985    1987
  Liberty......................  Super 8                 60      1980    1987
  NW Kansas City...............  Super 8                 50      1983    1987
  St. Joseph...................  Super 8                 54      1985    1987
  St. Louis....................  Super 8                 99      1984    1987
  Springfield..................  Super 8                 50      1985    1987
MONTANA
  Billings.....................  Ramada Ltd.            116      1978    1994
  Billings.....................  Super 8                115      1979    1994
  Dillon.......................  Super 8                 48      1985    1989
  Great Falls..................  Super 8                117      1978    1994
  Helena.......................  Super 8                102      1979    1988
  Kalispell....................  Super 8                 74      1984    1988
NEBRASKA
  Fremont......................  Super 8                 43      1986    1989
NEVADA
  Carson City..................  Super 8                 63      1985    1985
  Wendover.....................  Super 8                 74      1988    1988
NEW MEXICO
  Las Cruces...................  Super 8                 61      1981    1987
  Raton (1)....................  Super 8                 48      1983    1987
NEW YORK
  East Syracuse................  Super 8                 53      1997    1997
NORTH CAROLINA
  Greensboro..................   Travelodge             108      1985    1996
  Weldon......................   Orchard Inn             49      1973    1993
  Wilson......................   Microtel                61      1997    1997
NORTH DAKOTA
  Bismarck....................   Super 8                 61      1976    1987
  Grand Forks.................   Super 8                 33      1983    1987
  Minot.......................   Super 8                 60      1977    1987
OHIO
  Akron.......................   Super 8                 59      1986    1987
  Canton......................   Days Inn                61      1985    1987
  Cleveland/Beachwood.........   Travelodge             127      1980    1996
  Cleveland/Willoughby........   Travelodge             110      1984    1996
  Columbus....................   Travelodge             108      1983    1996
  St. Clairsville.............   Super 8                 62      1986    1987
PENNSYLVANIA
  Lancaster...................   Super 8                101      1990    1990
  York........................   Super 8                 94      1990    1990
SOUTH CAROLINA
  Anderson.....................  Super 8                 62      1986    1987
  Camden.......................  Shoney's                84      1989    1994
  Charleston...................  Orchard Inn             89      1973    1993
  Columbia.....................  Microtel                48      1997    1997
  Columbia.....................  Travelodge             106      1985    1996
  Greenwood....................  Villager Lodge          62      1986    1987
  Hilton Head..................  Shoney's               136      1989    1994
SOUTH DAKOTA
  Sioux Falls..................  Super 8                 95      1976    1987
TENNESSEE
  Chattanooga..................  Best Western           124      1972    1995
  Chattanooga..................  Super 8                 73      1986    1987
  East Memphis.................  Super 8                 69      1990    1990
  Johnson City.................  Super 8                 63      1986    1987
  Knoxville....................  Super 8                137      1975    1993
  Union City...................  Super 8                 61      1989    1989
UTAH
  Salt Lake City...............  Super 8                120      1983    1988
VIRGINIA
  Charlottesville..............  Super 8                 65      1986    1987
  Richmond.....................  Shoney's               117      1985    1994
WASHINGTON
  Spokane......................  Super 8                187      1982    1988
  Wenatchee....................  Orchard Inn            103      1984    1988
WISCONSIN
  Ashland......................  Super 8                 70      1984    1988
  Janesville...................  Super 8                 48      1985    1987
  Kenosha......................  Super 8                 60      1984    1987
  Madison......................  Best Western           101      1983    1994
  Oshkosh......................  Super 8                 61      1987    1994
  Rice Lake....................  Super 8                 47      1984    1994
WYOMING
  Cody.........................  Super 8                 64      1982    1982
  Jackson......................  Super 8                 97      1983    1983

        Total..................                      11,336
===============================                      ======


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fiscal quarter ended December 31, 1997 to a vote of the security holders of the Company.



                                       PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS

         As of March 20, 1998, there were approximately 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended December 31, 1997, which has been derived from the audited financial statements, with the exception of Operating Data and Same Property Data. This data should be read in conjunction with the consolidated historical financial statements of the Company and the notes thereto included elsewhere herein.

                                                                             Year Ended December 31,
                                                          -----------------------------------------------------------------

                                                           1993 (1)      1994 (2)      1995 (1)      1996 (1)      1997 (1)
                                                          ----------    ----------    ----------    ----------    ---------
                                                            (dollars in thousands except Ratio, Margin and Operating Data)
Statement of Operations Data
   Total revenues .....................................    $ 58,257     $ 87,067      $ 112,720     $ 128,271     $ 122,367
   Costs and expenses:
      Motel operating .................................      28,625       43,245         57,353        67,344        62,333
      Marketing and royalty fees ......................       3,874        5,900          7,643         9,606         8,905
      Corporate general and
         administrative ...............................       3,371        4,596          5,590         6,833         7,908
      Restructuring costs
         and impairment losses ........................          -            -             -              -          3,276
      Depreciation and amortization(2) ................       6,609        8,569         12,618        13,995        14,985
                                                           ---------    ---------     ----------    ----------    ----------
   Total direct expenses ..............................      42,479       62,310         83,204        97,778        97,407
                                                           ---------    ---------     ----------    ----------    ----------
   Net operating income ...............................      15,778       24,757         29,516        30,493        24,960
   Interest expense ...................................      11,449       20,297         27,831        31,573        31,373
                                                           ---------    ---------     ----------    ----------    ----------
   Income (loss) from operations ......................       4,329        4,460          1,685        (1,080)       (6,413)
   Net income (loss) before
      extraordinary item ..............................       3,304          414          1,265           687        (3,372)
   Net income  (loss)..................................       3,796          414          1,533           687        (3,372)
   Net income (loss) before
      extraordinary item per share ....................    $   4.63     $   0.53      $    1.58     $    0.86        ($4.21)
   Net income (loss) per share ........................        5.32     $   0.53      $    1.91     $    0.86        ($4.21)
Other Financial Data
   Net cash provided by operating
      activities ......................................    $ 10,176     $ 10,494      $   8,144     $  13,477     $  15,947
   Net cash used in investing activities ..............      (3,762)    (104,474)       (10,532)      (50,498)      (13,648)
   Net cash provided by (used in)
      financing activities ............................      (9,444)      98,713          7,798        35,371        (1,515)
   EBITDA(3) ..........................................      22,387       33,326         42,134        44,487        43,221
   EBITDA Margin (% of total
      revenues)(3) ....................................       38.43%       38.28%         37.38%        34.70%        35.32%
   Net operating revenue margin
      (% of total revenues) ...........................       27.08%       28.43%         26.19%        23.66%        20.40%
   Refurbishment of investment properties .............    $  3,455     $  6,818      $   7,806     $   9,857     $   7,948
Operating Data
   Number of motels ...................................          82          125            125           135           138
   Number of rooms ....................................       5,781       10,551         10,573        11,317        11,385
   REVPAR(4) ..........................................    $  28.11     $  28.38      $   28.96     $   28.96     $   29.48
   ADR(5) .............................................    $  37.67     $  37.58      $   40.25     $   40.91     $   43.43
   Occupancy percentage(6) ............................       69.78%       70.18%         66.89%       66.25%         63.75%
Balance Sheet Data
   Total assets .......................................    $165,694     $310,567      $ 325,151     $ 368,433     $ 362,859
   Total debt .........................................     141,453      268,191        286,088       327,554       324,989
   Total stockholders' equity .........................      16,326       20,745         22,279        22,966        19,594


                                                                             Year Ended December 31,
                                                          -----------------------------------------------------------------

                                                           1993 (1)      1994 (2)      1995 (1)      1996 (1)      1997 (1)
                                                          ----------    ----------    ----------    ----------    ---------
                                                                            (room revenues in thousands)
Same Property Data:
   76 Motels owned since
       January 1, 1993:
       Room revenues .................................    $ 48,612      $ 51,018      $  52,655     $  52,757     $  52,475
       REVPAR(4) .....................................    $  27.31      $  28.67      $   29.55     $   28.75     $   28.71
       ADR(5).........................................    $  36.88      $  36.45      $   38.52     $   38.92     $   40.67
       Occupancy percentage(6) .......................       69.92%        74.25%         72.26%        71.38%        68.30%
   83 Motels owned since
       January 1, 1994:
       Room revenues .................................                  $ 58,577      $ 60,870      $ 61,217      $  62,147
       REVPAR(4) .....................................                  $  29.37      $  30.46      $  30.67      $   31.20
       ADR(5) ........................................                  $  37.54      $  39.73      $  40.46      $   42.66
       Occupancy percentage(6) .......................                     72.95%        71.44%        70.30%         68.05%
   117 Motels owned since
       January 1, 1995:
       Room revenues .................................                                $ 95,704      $ 95,627      $  96,850
       REVPAR(4)......................................                                $  29.71      $  29.61      $   30.10
       ADR(5) ........................................                                $  40.41      $  41.04      $   43.40
       Occupancy percentage(6) .......................                                   68.85%        67.52%         65.01%
   119 Motels owned since
       January 1, 1996:
       Room revenues .................................                                              $ 97,143      $  98,828
       REVPAR(4) .....................................                                              $  29.28      $   29.88
       ADR(5) ........................................                                              $  41.01      $   43.45
       Occupancy percentage(6) .....................                                                   66.87%         64.50%



[FN]

(1) Results for the years ended December 31, 1993 and 1995 include gains on early extinguishment of debt, net of income taxes, of $0.5 million and $0.2 million, respectively. Results for the years ended December 31, 1994 and 1995 include the writeoff of $3.1 million of deferred costs and the recovery of $0.5 million of offering costs previously written off, respectively. The results for years ended December 31, 1995, 1996 and 1997 include a $0.5 million, $2.6 million and $1.1 million gain on the sale of properties, respectively. Results for the year ended December 31, 1997 included the recording of restructuring costs and the impairment losses of $3.3 million.
(2) The Company changed its estimate of the useful life of its buildings from 35 to 40 years in 1994. The effect of this change decreased depreciation by $1,154,000 for the year ended December 31, 1994.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest, gain on sale of properties, write-off (recovery) of deferred offerring costs, restructuring costs and impairment losses and gain on early extinguishment of debt. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDA is included herein because management believes that certain investors find it to be useful tool for measuring the ability to service debt. EBITDA should not be construed by the reader as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.
(4) Revenue per available room (REVPAR) represents motel operating revenues divided by the total number of rooms available. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.
(5) The average daily room rate (ADR) represents total room revenues divided by the total number of rooms occupied.
(6) The occupancy percentage represents total rooms occupied divided by total available rooms.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

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

Between January 1, 1995 and December 31, 1997, the Company has acquired, developed and sold a number of motels in various transactions summarized as follows:


                                                                    Number of
     Date                        Transaction                          Rooms
     ----                        -----------                        ---------

     September and               Purchased two motels located          250
     December 1995               in Chattanooga, TN and Indio, CA.

     December 1995               Sold two motels located in           (260)
                                 Charlotte, NC and Augusta, GA.

     January 1996                Purchased nineteen motels           1,794
                                 located in the eastern half
                                 of the United States from
                                 Forte USA, Inc.

     January through             Purchased two motels located in       201
     March 1996                  Newark, DE and Red Wing, MN.
                                 Also purchased the land underlying
                                 one of its existing properties.

     May 1996                    Sold a motel located in              (102)
                                 Newport, KY.

     June 1996                   Sold a motel located in               (60)
                                 Waukegan, IL.

                                                                   Number of
     Date                        Transaction                       Rooms
     ----                        -----------                       ---------
     August 1996                 Sold three motels located            (306)
                                 in York, PA and Romulus, MI.

     September 1996              Sold two motels located in            (95)
                                 Niagara Falls, NY and
                                 Pittsfield, MA.

     October 1996                Sold three motels located            (447)
                                 in West Des Moines, IA,
                                 Phoenix, AZ and Orlando, FL

     November 1996               Sold a motel located in              (223)
                                 Las Vegas, NV.

     January 1997                Sold a motel located in              (130)
                                 Kissimmee, FL.

     February 1997               Assumed management control             48
                                 of a motel located in
                                 Greensboro, GA which was built
                                 by an affiliate for the Company
                                 and acquired in October 1997.

     May 1997                    Assumed management control             61
                                 of a motel located in
                                 Wilson, NC which was built
                                 by an affiliate for the
                                 Company and acquired in
                                 October 1997.

     September 1997              Assumed management control            117
                                 of two motels located in
                                 Columbia, SC and Milford, MA
                                 which were built by an
                                 affiliate for the Company
                                 and acquired in October 1997.

     December 1997               Sold a motel located in               (48)
                                 Cambridge, OH.

                                 Purchased a motel located in           53
                                 East Syracuse, NY which was built
                                 by an affiliate.                     -----

                                                                       853
                                                                      =====

         During such period, the Company has in the aggregate expended $53.8 million in cash (net of proceeds from sales of $20 million) in conjunction with the above listed acquisitions. Cash was funded from internal sources and $50.3 million in borrowings.

         The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the earlier of the date of acquisition or date the Company assumed management control and was at financial risk.

         This report contains certain forward-looking statements that reflect management's current views as well as estimates of future economic circumstances, industry conditions, company performance and financial results. The statements are based on many assumptions and factors, including competition, seasonality and interest rates, as well as risks related to expansion, leverage and lodging industry conditions. Any changes in such assumptions or factors could significantly affect results.

   Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

      The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                               Supplemental Operating Results and Statistics
                                      -----------------------------------------------------------------------
                                                                  (unaudited)

                                                             Year Ended December 31
                                      -----------------------------------------------------------------------
                                          Motels Owned             Acquisitions/
                                          Both Periods             Divestitures            Consolidated
                                      ----------------------  ----------------------  -----------------------
                                        1997        1996        1997        1996        1997        1996
                                      ----------  ----------  ----------  ----------  ----------  -----------
                                                 (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues ..................   $ 98,828     $ 97,143   $ 15,282    $ 22,505    $114,110     $119,648
    Ancillary motel revenues........      6,813        6,408        589       1,787       7,402        8,195
                                      ----------  -----------  ---------  -----------  ---------  -----------
      Total motel operating revenues    105,641      103,551     15,871      24,292     121,512      127,843
    Motel costs and expenses:
    Motel operating expenses........     53,142       52,387      9,191      14,957      62,333       67,344
    Marketing and royalty fees......      7,438        7,602      1,467       2,004       8,905        9,606
    Depreciation and amortization...     11,657       11,305      2,600       1,903      14,257       13,208
                                      ----------  -----------  ---------  -----------  ---------  -----------
      Total motel direct expenses...     72,237       71,294     13,258      18,864      85,495       90,158
                                      ----------  -----------  ---------  -----------  ---------  -----------
                                       $ 33,404     $ 32,257   $  2,613    $  5,428      36,017       37,685
                                      ==========  ===========  =========  ===========
Corporate operations:
  Other revenues ...................                                                        855          428
  General and administrative expenses:
    Management Operations ..........                                                      4,568        4,893
    Construction and development....                                                      1,032          695
    Other general and
      administrative ...............                                                       2,308       1,245
      Total general and
        administrative expenses ....                                                       7,908       6,833
  Restructuring costs and
    impairment losses ..............                                                      3,276           -
  Depreciation and amortization ....                                                        728          787
                                                                                       ---------  ------------
                                                                                        (11,057)      (7,192)
                                                                                       ---------  ------------
Net operating income ...............                                                   $ 24,960     $ 30,493
                                                                                       =========  ============

Other data:
  Number of motels at period end ...        119          119         19          16         138           135
  Number of rooms at period end ....      9,640        9,673      1,745       1,644      11,385        11,317
  Occupancy percentage .............      64.50%       66.87%     59.25%      63.75%      63.75%        66.25%
  ADR (1) ..........................    $ 43.45     $  41.01   $  43.26    $  40.51    $  43.43     $   40.91
  REVPAR (2) .......................    $ 29.96     $  29.23   $  26.62    $  27.88    $  29.48     $   28.96
  Net operating income margin (3) ..                                                      20.40%        23.77%
  Net motel revenue margin (4) .....      45.60%       44.84%     34.11%      32.57%      44.06%        42.54%


[FN]
 (1) ADR represents room revenues divided by the total number of rooms occupied.

 (2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

 (3) Net operating income margin represents net operating income divided by total motel operating revenues plus corporate other revenues.

 (4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

         Total revenues consist principally of motel operating revenues.
Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $122,367,000 in 1997 from $128,271,000 in 1996, a decrease of $5,904,000 or 4.6%.

         Motel revenues decreased to $121,512,000 in 1997 from $127,843,000 in 1996, a decrease of $6,331,000 or 5.0%. Approximately $8,421,000 of the decrease in motel revenues was attributable to the twenty-six motels acquired and the thirteen motels divested, since January 1, 1996 and an increase in the motel revenues for motels owned during both periods offset the decrease by $2,090,000. Motel revenues for motels owned during both periods increased 2.0%. The increase in motel revenues for motels owned during both periods was attributable to: an increase in the average daily room rate ("ADR"); and a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $43.45 in 1997 from $41.01 in 1996, an increase of $2.44 or 6.0%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage in 1997 for the motels owned during both periods decreased to 64.5% from 66.9% in 1996. Management attributes this decrease to an increase in competitive supply and other factors outside of its control. Revenue per available room ("REVPAR") for motels owned during both periods increased to $29.96 in 1997 from $29.23 in 1996, an increase of $0.73 or 2.5%. The acquired and divested motels had an occupancy percentage of 59.25%, an ADR of $43.26 and a REVPAR of $26.62 for the period which they were owned by the Company in 1997.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $62,333,000 in 1997 from $67,344,000 in 1996, a net decrease of $5,011,000 or 7.4%. Approximately $5,766,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 1996. The cost of operating motels owned during both periods increased to $53,142,000 in 1997 from $52,387,000 in 1996, an increase of $755,000 or 1.4%. Motel operating expenses as a percentage of motel revenues decreased to 51.3% in 1997 from 52.7% in 1996. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 50.3% in 1997 from 50.6% in 1996. The increase in the operating margin for motels owned during both periods is primarily attributable to the increase in motel operating revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 57.9% in 1997.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $8,905,000 in 1997 from $9,606,000 in 1996, a decrease of $701,000 or 7.3%. Approximately $537,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 1996. The marketing and royalty fees for motels owned during both periods decreased to $7,438,000 in 1997 from $7,602,000 in 1996, a decrease of $164,000 or 2.2%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues decreased to 7.5% in 1997 from 7.8% in 1996.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development, and Other. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $325,000 to $4,568,000 in 1997 from $4,893,000 in 1996, a decrease of 6.6%. The decrease is primarily attributable to the Company's implementation of its decentralized management structure and the elimination of certain corporate positions which had previously existed. The general and administrative expenses associated with Construction and Development increased $337,000 from $695,000 in 1996 to $1,032,000 or 48.5%.
The increase is directly attributable to the increase in development activity in 1997 compared to 1996 including site location personnel. Other General and Administrative expenses increased $1,063,000 from $1,235,000 in 1996 to $2,308,000 in 1997. The increase is due to legal costs incurred in connection with a lawsuit that the Company initiated against ShoLodge Franchise Systems, Inc., the franchiser of the Shoney's Inn Franchises operated by the Company and the creation of a new executive position unrelated to the operations of the motel properties. As a percentage of total motel operating revenues, Management Operations general and administrative expenses were 3.8% in both 1997 and 1996.

         Restructuring costs and impairment losses in the amount of $3,276,000 were recorded in 1997. Restructuring costs of $750,000 were recorded relating to the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices which were established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs. Impairment losses of $2,526,000 were recorded in 1997 to reflect the writedown of certain land held for development to its fair value based on an independent appraisal of such land obtained in 1998 and to reflect a provision for loss on the collection of a mortgage note receivable.

         Depreciation and amortization increased to $14,985,000 in 1997 from $13,995,000 in 1996, an increase of $990,000 or 7.1%. Approximately $697,000 of the increase in depreciation and amortization is attributable to the addition of the motels acquired and divested since January 1, 1996. Depreciation and amortization with respect to motels owned during both periods increased $352,000 due to the Company's continued reinvestment in the properties. Corporate depreciation and amortization decreased $59,000 to $728,000 in 1997 from $787,000 in 1996.

         Net operating income decreased to $24,960,000 in 1997 from $30,493,000 in 1996, a decrease of $5,533,000 or 18.2%. The decrease in net operating revenues included a decrease of $619,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $619,000 decrease in net motel revenues, $2,118,000 resulted from the motels acquired and divested since January 1, 1996 offset by an increase in net motel revenues for motels owned during both periods of $1,499,000 or 3.4%. Net operating revenue as a percent of total revenues was 20.4% and 23.8% in 1997 and 1996, respectively.

         Interest expense decreased to $31,373,000 in 1997 from $31,573,000 in 1996, a decrease of $200,000. The decrease is principally due to a decrease in outstanding borrowings.

         Net income(loss) decreased $4,059,000 to a net loss of $3,372,000 in 1997 from a net income of $687,000 in 1996. Included in the net decrease of $4,059,000 is a reduction of $903,000 in the net of tax gains realized on the sale of properties of $678,000 in 1997 and $1,581,000 in 1996. In addition, for 1997, included in the $4,059,000 reduction in net income is the provision for the restructuring costs and impairment losses of $2,016,000 net of tax.

   Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

        The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                               Supplemental Operating Results and Statistics
                                      ----------------------------------------------------------------------
                                                                   (unaudited)

                                                            Year Ended December 31
                                      ----------------------------------------------------------------------
                                          Motels Owned             Acquisitions/
                                          Both Periods             Divestitures           Consolidated
                                      ----------------------  ----------------------  ----------------------
                                        1996        1995        1996        1995        1996        1995
                                      ----------  ----------  ----------  ----------  ----------  ----------
                                                 (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues ...................  $ 96,568    $ 96,480    $ 23,079    $ 7,745     $119,647    $104,225
    Ancillary motel revenues.........     6,385       6,407       1,811      1,492        8,196       7,899
      Total motel operating            ---------  ----------  ----------  ----------  ----------  ----------
       revenues......................   102,953     102,887      24,890      9,237      127,843     112,124
  Motel costs and expenses:
    Motel operating expenses.........    50,743      49,658      16,601      7,695       67,344      57,353
    Marketing and royalty fees.......     7,447       7,080       2,159        563        9,606       7,643
    Depreciation and amortization....    11,273      10,112       1,935        614       13,208      10,726
                                       ---------  ----------  ----------  ----------  ----------  ----------
      Total motel direct expenses ...    69,463      66,850      20,695      8,872       90,158      75,722
                                       ---------  ----------  ----------  ----------  ----------  ----------
                                       $ 33,490    $ 36,037    $  4,195    $   365       37,685      36,402
                                       =========  ==========  ==========  ==========

Corporate operations:
  Other revenues .................                                                          428         596
  General and administrative
    expenses:
    Management operations.........                                                        4,893       4,762
    Construction and development..                                                          695          -
    Other general and
      administrative expenses.....                                                        1,245         828
                                                                                      ----------  ----------
  Total general and
    administrative expenses ......                                                        6,833       5,590
  Depreciation and amortization...                                                          787       1,892
                                                                                      ----------  ----------
                                                                                         (7,192)     (6,886)
                                                                                      ----------  ----------
Net operating income .............                                                      $30,493     $29,516
                                                                                      ==========  ==========
Other data:
  Number of motels at period end..          118         118         17           7          135         125
  Number of rooms at period end...        9,553       9,565      1,764       1,008       11,317      10,573
  Occupancy percentage ...........        67.30%      68.55%     62.25%      51.77%       66.25%      66.89%
  ADR (1) ........................       $41.01      $40.36     $40.50      $38.94       $40.91      $40.25
  REVPAR (2) .....................       $29.43      $29.50     $27.19      $24.04       $28.96      $28.96
  Net operating income margin (3).                                                        23.77%      26.19%
  Net motel revenue margin (4)....        46.35%      47.83%     26.56%      12.64%       42.54%      45.22%

[FN]
   (1) ADR represents room revenues divided by the total number of rooms occupied.

   (2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

   (3) Net operating income margin represents net operating income divided by total motel operating revenues plus corporate other revenues.

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

         Corporate general and administrative expenses are segregated by the Company into three separate area: Management Operations, Construction and Development, and Other. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $131,000 or 2.8% from $4,762,000 in 1995 to $4,893,000 in 1996. The increase resulted principally from higher payroll costs. The general and administrative expenses for Construction and Development relate the employment of several individuals to facilitate the Company's new construction and development activities. Other General and Administrative expenses increased $417,000 or 50.4% from $828,000 in 1995 to $1,245,000 in 1997. The increase is principally salary related for positions not associated with the motel operations. As a percentage of total motel operating revenues, Management Operations general and administrative expenses decreased from 4.2% in 1995 to 3.8% in 1996. The decrease is due to the increase in motel operating revenues resulting from the acquisition of properties early in 1996 without a corresponding increase in corporate motel operation personnel.

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

         Net operating income increased to $30,493,000 in 1996 from $29,516,000 in 1995, an increase of $977,000 or 3.3%. The increase in net operating revenues included an increase of $3,765,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $3,765,000 increase in net motel revenues, $5,151,000 resulted from the motels acquired and divested since January 1, 1995. Net motel revenues for motels owned during both periods decreased $1,386,000 or 3.0%. Net operating revenue as a percent of total revenues was 23.8% and 26.2% in 1996 and 1995, respectively.

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


Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital; in addition, on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 1997, the Company has principal repayment obligations of $67,157,000, $6,745,000 and $14,373,000 for the years ending December 31,
1998, 1999 and 2000, respectively. Management has held discussions with investment bankers regarding the refinancing of mortgage notes in the amount of $62,645,000 as of December 31, 1997 which require repayment in 1998. Management has been told by investment bankers that the cash flows derived from the properties securing the maturing mortgage loans will be sufficient to allow for the refinancing of such mortgage debt given the current interest rate environment. As of March 20, 1998 however, the Company had not definitively arranged for such refinancing and therefore is subject to the risk that the credit market could be adversely affected by some unforeseen event. Although the Company currently does not have lines of credit outstanding, management believes sufficient resources exist to meet its normal liquidity needs.

In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20,000,000 revolving construction loan facility arranged by the affiliate. In connection with such construction loan facility, the Company has guaranteed completion of the construction of each property, and the subsidiary acquiring the properties has guaranteed the construction loan facility to a maximum of $10,000,000. In 1997, five (5) such properties were acquired for $12,900,000 of which $7,800,000 was funded from a new $150,000,000 secured loan facility between the subsidiary acquiring the properties and CS First Boston. This facility provides, among other things, for interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20,000,000 of borrowing under the facility. As of March 20, 1998, seven additional properties were under construction and management anticipates approximately $19,000,000 will be expended to purchase these lodging facilities upon completion. Payments from the Company on account to be applied towards the future purchases amounted to $1,841,000 at December 31, 1997. Interest earned by the Company on such payments in 1997 equaled $558,000.

The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $7,948,000, $9,857,000 and $7,806,000 in 1997, 1996 and 1995,
respectively. In addition, as of December 31, 1997, the Company has $1,226,000 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

For the year ended December 31, 1997 cash and cash equivalents increased $785,000 from $12,247,000 at December 31, 1996 to $13,032,000 at December 31,
1997. A total of $15,948,000 of cash was provided by operating activities, $13,648,000 of cash was utilized in investing activities and $1,515,000 of cash was used by financing activities. Net investing activities include:
$10,402,000 of cash utilized for motel development: $7,948,000 expended on renovation of existing motel properties; $2,512,000 of cash was provided from a decrease in cash restricted for refurbishment of properties; and $2,190,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash provided by financing activities include: $9,798,000 of proceeds from borrowings less $649,000 of deferred financing costs; $10,350,000 of cash utilized to repay indebtedness; and $314,000 of cash distributed to minority interests.

The Company is not currently a party to any proceeding which, in management's opinion, is likely to have a material adverse effect on the Company's operating results or financial position.

Impact of Year 2000

The year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company, in the normal course of operations, is in the process of replacing its primary financial accounting system that was implemented in 1991. The new system will be year 2000 compliant. The Company has made an assessment of its other financial systems and believes other than for a few necessary minor modifications, that they are year 2000 compliant. There can be no guarantee that the systems of other companies such as banks and suppliers on which the Company relies upon to transact business in the normal course will be year 2000 compliant which would possibly cause hardships for the Company.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements in this Form 10-K.

         The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE

         None.

                                PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following chart lists the Company's current directors and executive officers.

         Name           Age       Positions(s) with the Company
         ----           ---       -----------------------------
Paul F. Wallace          61    Director, Chairman and Chief Executive Officer
Alan H. Baerenklau       52    Director, President and Chief Operating Officer
Kurt M. Mueller          41    Director, Chief Financial Officer
Carl W. Desch            82    Director
Louis A. Scarrone, M.D.  74    Director
Ronald P. Stewart        53    Director
Peter W. McClean         54    Director
Philip J. Levien         53    Director
Daniel W. Daniele        42    Executive Vice President
Richard Gerhart          51    Senior Vice President
John D. Simon            51    Secretary & Treasurer
Robert Brandt            57    Vice President & Assistant Secretary


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

         Alan H. Baerenklau joined the Company in March 1997 and became a Director, President and Chief Operating Officer of the Company in April 1997. Mr. Baerenklau was President and Chief Operating Officer of Florida Hospitality Group, a hotel development and management company, from 1984 to 1997. Prior to 1984, Mr Baerenklau held various positions with the Howard Johnson Company including those of General Manager, Regional Manager, Director of Corporate Real Estate and Vice President of Operations. He is also an investor, partner and officer in various hotel real estate ventures.

         Kurt M. Mueller has been the Chief Financial Officer since April 1997. Mr. Mueller has been a Director of the Company since he joined MOA in May 1991. Mr. Mueller was President from January 1994 until April 1997 and as Chief Operating Officer of the Company from May 1991 until April 1997. Mr. Mueller also served as Executive Vice President from May 1991 until January 1994. In addition, Mr. Mueller currently serves on the Company's operations committee and audit committee. From 1978 to 1991, Mr. Mueller was employed by Ernst & Young LLP and most recently was a Senior Manager. During his career at Ernst & Young LLP, he was on the audit staff and, during his last two years, he worked in the Mergers and Acquisitions Group performing due diligence financial and operational reviews.

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

         Peter W. McClean, has been a Director of the Company since April 1997. Mr. McClean is currently Senior Vice President and Head of Global Risk Management for the Bank of Bermuda Limited, based in Hamilton, Bermuda. In his current position, Mr McClean is responsible for the credit policy, the market risk policy, the operating risk, the internal audit and the Bank's General Counsel.

         Philip J Levien, formerly a Director and Chairman of the Board of EconoLodge, has been a Director of the Company since April 1997 and serves on its audit committee. Mr. Levien has served as a Director of the Broadstone Group for the past 15 years. Mr Levien has been a Real Estate Developer for the past 30 years.

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

         Richard Gerhart has been the Senior Vice President of Operations since joining the Company in April 1997. With over 25 years experience in the Hospitality industry, he has served in various operations positions with Marriott Corporation, Registry Hotels, LaQuinta Inns, Remington Hotels and Motel 6. His responsibilities ranged from property level management positions to Senior Vice President of Operations.

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

         Robert Brandt has been Vice President and Assistant Secretary of the Company since November 1996. Mr. Brandt has served as Vice President of Budget Motels Supply Corporation, a subsidiary of MOA, since 1990. From 1986 to 1990, he was Vice President of DRG Investments,in charge of motel development for the Company.

         Executive officers of the Company are appointed and serve at the discretion of the Board of Directors. Each director of the Company is elected for a period of one year and serves until his successor is duly elected and qualified. None of the directors or executive officers of the Company has a family relationship with any of the other directors or executive officers of the Company.

Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company, as of the end of the last fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name and Principal Position                      Year     Salary($)  Bonus($)
---------------------------                      ----     ---------  --------
Paul F. Wallace                                  1997     300,000       --
  Chairman and Chief Executive Officer           1996     300,000       --
                                                 1995     300,000       --

Alan H. Baerenklau                               1997     194,500       --
  President and Chief Operating Officer(1)

Kurt M. Mueller                                  1997     266,667       --
  Chief Financial Officer                        1996     400,000     50,000
                                                 1995     350,000       --

Daniel W. Daniele                                1997     250,000       --
  Executive Vice President                       1996     250,000    100,000
                                                 1995     200,000       --

Richard Gerhart
  Senior Vice President(2)                       1997      95,333

_____________________________

(1)  Mr. Baerenklau joined the Company in March 1997.

(2)  Mr. Gerhart has been employed by the Company since April 1997.


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

  Compensation Committee Interlocks and Insider Participation

         The Company has no compensation committee of the Board of Directors. During 1997, no officer or employee of the Company or its subsidiaries participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

  Employment Agreements and Compensation Arrangements

         On September 14, 1994 the Company entered into an employment agreement with Mr. Daniele providing for the employment of Mr. Daniele as Executive Vice President of the Company until December 31, 1997. Pursuant to this agreement, Mr. Daniele was entitled to a base salary each year of $200,000 in 1995, 1996 and 1997. In addition, pursuant to this agreement Mr. Daniele is eligible to receive an annual bonus to be determined by the Board of Directors of the Company.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of March 20, 1998:


                                                           Shares of
                                                            Common
                                                       Stock Beneficially    Percent of
Name and Address of Beneficial Owner                        Owned             Class
------------------------------------                   ------------------    ----------
Principal Stockholders:

New Image Realty, Inc................................     677,228             85%
888 Seventh Avenue
Suite 3400
New York, NY   10106

Executive Officers and Directors:

Paul F. Wallace......................................     684,357(1)          86%
All Directors and Officers as a Group (11 persons)...     684,357(2)          86%
_________________________

[FN]
(1) Mr. Wallace is President, Chairman of the Board and controlling stockholder of The Broadstone Group. The Broadstone Group owns 100% of the outstanding Common Stock of New Image Realty,Inc. ("New Image"), which owns 85% of the outstanding Common Stock of MOA. Mr. Wallace is deemed to be a beneficial owner of 677,228 shares of Common Stock of the Company owned by New Image and 7,129 shares of Common Stock of the Company issued to Opal Inc. in January 1994.

(2) Includes 677,228 shares of Common Stock of the Company held by New Image and 7,129 shares of Common Stock of the Company held by Opal Inc. that are deemed to be beneficially owned by Paul F. Wallace.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company paid $190,000, $185,000 and $243,000 for construction management, brokerage commissions and for other services performed in 1995, 1996 and 1997, respectively, to a company which Mr. Kouba has a minority ownership interest. Mr. Kouba resigned as a Director of the Company in December 1997 citing personal reasons.

         The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes. During 1997, the Company received a payment of approximately $0.4 million and during 1995 and 1996, the Company made payments of approximately $1.3 million and $0.5 million respectively, to affiliates of Paul F. Wallace, of which approximately $2.2 million is available to offset required future tax payments, if any.

                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  1 & 2.  Financial Statements and Schedules

             See Index to Financial Statements in this Form 10-K.

         3.  Exhibits

             The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

  (b)  Reports on Form 8-K

         None.

                    INDEX TO FINANCIAL STATEMENTS

                MOA HOSPITALITY, INC. AND SUBSIDIARIES

             Years Ended December 31, 1997, 1996 and 1995





Report of Independent Auditors ....................................... F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996 ......... F-3

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997 ................................ F-4

Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997 ............. F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997 ................................... F-6

Notes to Consolidated Financial Statements ........................... F-7



All schedules have been omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MOA Hospitality, Inc.

         We have audited the consolidated balance sheets of MOA Hospitality, Inc. (formerly Motels of America, Inc.) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOA Hospitality, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                        /s/ Ernst & Young LLP
                                                            ERNST & YOUNG LLP

April 8, 1998
Chicago, Illinois

                        MOA HOSPITALITY, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                          -----------------------------------
                                                                 1997              1996
                                                          ----------------    ---------------
ASSETS
  Current Assets:
  Cash and cash equivalents ..........................      $  13,032,496      $  12,247,571
  Accounts receivable from property operations .......          2,240,908          2,794,739
  Operating supplies and prepaid expenses ............          2,199,013          2,879,660
  Current portion of mortgage and notes receivable ...            601,445            309,058
                                                            --------------     --------------
Total Current Assets ...............................           18,073,862         18,231,028
  Investment property:
       Operating properties, net of accumulated
          depreciation................................        310,991,915        307,696,323
       Land held for development .....................          2,389,439          4,046,536
                                                            --------------     --------------
  Total investment property ..........................        313,381,354        311,742,859
  Other Assets:
  Deposits and other assets ..........................          6,797,533          7,658,003
  Restricted cash ....................................          1,226,379          3,738,478
  Mortgage and other notes receivable, less current
       portion........................................          6,800,493          8,623,223
  Financing and other deferred costs, net of
       accumulated amortization of $5,604,511 in 1997
       and $4,162,912 in 1996.........................         16,579,356         18,438,910
                                                            --------------     --------------
  Total Other Assets .................................         31,403,761         38,458,614
                                                            --------------     --------------
       Total Assets                                         $ 362,858,977      $ 368,432,501
                                                            ==============     ==============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable .............................      $   2,693,317      $   2,176,690
  Real estate taxes payable ..........................          2,450,224          2,611,873
  Accrued interest payable ...........................          3,624,809          3,692,868
  Other accounts payable and
       accrued expenses ..............................          4,392,814          3,847,484
  Current portion of long-term debt ..................         67,157,229         10,207,437
                                                            --------------     --------------
  Total Current Liabilities ..........................         80,318,393         22,536,352

  Net deferred tax liability .........................          3,351,684          3,684,565

  Long-term debt, less current portion:
  Mortgage and other notes payable ...................        181,097,669        240,940,110
  12% Senior Subordinated Notes, net of unamortized
       discount of $3,265,362 in 1997 and $3,593,603
       in 1996........................................         76,734,638         76,406,397
                                                            --------------     --------------
  Total Long-term debt, excluding current portion ....        257,832,307        317,346,507
                                                            --------------     --------------
  Total Liabilities ..................................        341,502,384        343,567,424
                                                            --------------     --------------

  Minority Interests .................................          1,762,507          1,899,176
  Stockholders' equity:
       Common stock, $.01 par value, 1,500,000 shares
         authorized; 800,000 shares issued and
         outstanding..................................              8,000              8,000
       Additional paid-in capital ....................         15,294,284         15,294,284
       Retained earnings .............................          4,291,802          7,663,617
                                                            --------------     --------------
  Total stockholders' equity .........................         19,594,086         22,965,901
                                                            --------------     --------------
                                                            $ 362,858,977      $ 368,432,501
                                                            ==============     ==============


           See accompanying notes to consolidated financial statements.

                       MOA HOSPITALITY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended December 31,
                                                 ----------------------------------------------------
                                                       1997              1996              1995
                                                 ---------------    ---------------  ----------------

Revenues:
  Motel operating revenues ...................    $ 121,511,834      $ 127,842,502     $112,123,889
  Other revenues .............................          855,305            428,277          596,481
                                                  --------------     --------------    -------------
Total revenues ...............................      122,367,139        128,270,779      112,720,370
Costs and expenses:
  Motel operating expenses ...................       62,333,314         67,343,939       57,353,233
  Marketing and royalty fees .................        8,904,980          9,606,013        7,643,068
  General and administrative .................        7,907,752          6,833,365        5,590,441
  Restructuring costs and impairment losses ..        3,276,219                 -               -
  Depreciation and amortization ..............       14,984,942         13,994,963       12,617,306
                                                  --------------     --------------    -------------
Total direct expenses ........................       97,407,207         97,778,280       83,204,048
                                                  --------------     --------------    -------------
Net operating income .........................       24,959,932         30,492,499       29,516,322
Interest expense .............................       31,372,749         31,572,501       27,830,864
                                                  --------------     --------------    -------------
Income (loss) from operations ................      (6,412,817)         (1,080,002)       1,685,458
Gain on sale of properties....................       1,109,622           2,589,029          479,281
Recovery of offering costs ...................              -                   -           404,101
Minority interests............................        (177,617)           (334,010)        (471,688)
                                                  --------------     --------------    -------------
Income (loss) before income taxes and
  extraordinary item .........................      (5,480,812)          1,175,017        2,097,152
Income tax expense (benefit)..................      (2,108,997)            487,761          831,709
                                                  --------------     --------------    -------------
Income (loss) before extraordinary item ......      (3,371,815)            687,256        1,265,443
Gain on early extinguishment of debt, net of
  applicable income taxes of $170,734 in 1995.              -                   -           267,946
                                                  --------------     --------------    -------------
Net income (loss).............................    $ (3,371,815)      $     687,256     $  1,533,389
                                                  ==============     ==============    =============
Net income (loss) per common share (basic
  and diluted):
  Income (loss) before extraordinary item ....    $      (4.21)      $        0.86     $       1.58
  Extraordinary item .........................              -                   -              0.33
                                                  --------------     --------------    -------------
Net income (loss) per common share .........      $      (4.21)      $        0.86     $       1.91
                                                  ==============     ==============    =============

Weighted average number of
  common shares outstanding ..................         800,000             800,000           800,000
                                                  ==============     ==============    =============


      See accompanying notes to consolidated financial statements.

                        MOA HOSPITALITY, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CHANGES IN
                                STOCKHOLDERS' EQUITY


                                                       Additional                          Total
                                         Common          Paid-In        Retained        Stockholders'
                                          Stock          Capital        Earnings          Equity
                                        ---------    --------------   -------------    --------------
Balance at January 1, 1995              $ 8,000       $ 15,294,284     $ 5,442,972      $ 20,745,256
Net income .......................           -                 -         1,533,389         1,533,389
                                        --------      -------------    -----------      -------------
Balance at December 31, 1995 .....        8,000         15,294,284       6,976,361        22,278,645
Net income .......................           -                 -           687,256           687,256
                                        --------      -------------    ------------     -------------
Balance at December 31, 1996 .....        8,000         15,294,284       7,663,617        22,965,901
Net loss .........................                                      (3,371,815)       (3,371,815)
                                        --------      -------------    ------------     -------------
Balance at December 31, 1997......      $ 8,000       $ 15,294,284     $ 4,291,802      $ 19,594,086
                                        ========      =============    ============     =============


          See accompanying notes to consolidated financial statements.

                             MOA HOSPITALITY, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                      ---------------------------------------------------
                                                                            1997             1996               1995
                                                                      -------------     -------------      -------------
Cash flows provided by operating activities:
 Net income (loss)................................................    $ (3,371,815)     $    687,256       $  1,533,389
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation, amortization and accretion
    of discount on notes ..........................................     15,313,183        14,286,260         12,875,818
   Recovery of offering costs .....................................             -                 -            (404,101)
   Impairment losses ..............................................      2,530,219                -                  -
   Minority interests of others in income from operations .........        177,617           334,010            471,688
   Deferred income taxes ..........................................       (332,881)         (480,994)          (607,038)
   Gain on sale of properties......................................     (1,109,622)       (2,589,029)          (479,281)
   Gain on early extinguishment of debt ...........................             -                 -            (438,680)
   Change in assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable ..........................................        553,831            54,855           (193,129)
     Operating supplies, prepaid expenses,
      deposits and other assets ...................................      1,295,880        (1,196,653)        (2,706,016)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses ........................        959,074         1,792,405         (1,268,500)
     Accrued interest payable .....................................        (68,059)          589,037           (639,999)
                                                                      -------------     -------------      -------------
Net cash provided by operating activities .........................     15,947,427        13,477,147          8,144,151
Cash flows used in investing activities:
 Acquisition and development of investment properties .............    (10,401,985)      (55,021,276)        (8,942,596)
 Refurbishment of investment properties ...........................     (7,948,239)       (9,857,347)        (7,805,508)
 Cash restricted for refurbishment of properties ..................      2,512,099        (1,575,913)         2,020,836
 Net proceeds from sales of investment properties .................        569,892        15,821,148          4,108,055
 Collections on mortgage and other notes receivable ...............      1,620,492           135,552             86,865
                                                                      -------------     -------------      -------------
Net cash used in investing activities .............................    (13,647,741)      (50,497,836)       (10,532,348)
Cash flows provided by financing activities:
 Repayment of notes payable .......................................    (10,350,127)      (41,674,691)      (151,712,095)
 Proceeds from notes payable and
  Senior Subordinated Notes .......................................      9,798,728        82,721,234        169,800,000
 Distributions to minority interests ..............................       (314,286)         (314,285)          (414,511)
 Deferred financing costs and offering costs ......................       (649,076)       (5,361,159)        (9,875,712)
                                                                      -------------     -------------      -------------
Net cash provided (used) by financing activities ..................     (1,514,761)       35,371,099          7,797,682
                                                                      -------------     -------------      -------------
Net increase (decrease) in cash and cash equivalents ..............        784,925        (1,649,590)         5,409,485

Cash and cash equivalents at beginning of period ..................     12,247,571        13,897,161          8,487,676
                                                                      -------------     -------------      -------------
Cash and cash equivalents at end of period ........................   $ 13,032,496      $ 12,247,571       $ 13,897,161
                                                                      =============     =============      =============

Supplementary disclosure of cash flow information:
 Cash paid during the period for interest ........................    $ 31,440,807      $ 30,732,896       $ 28,218,093
                                                                      =============     =============      =============

 Cash paid (received) during the period for income taxes .........    $    (59,941)     $    993,984       $  1,904,260
                                                                      =============     =============      =============


        See accompanying notes to consolidated financial statements.

                  MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1997

1.  Organization and Basis of Presentation

         MOA Hospitality, Inc.(formerly known as Motels of America, Inc.), an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, manages, and has equity interests in various national brand affiliated limited service lodging facilities in 37 states throughout the United States. At December 31, 1997, the Company's largest concentrations of lodging facilities were located in the States of Georgia and Illinois with 13 lodging facilities each. The consolidated financial statements include the accounts of MOA Hospitality, Inc. and all wholly owned subsidiaries and all entities in which it has a controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation of the classified balance sheet.

2.  Summary of Significant Accounting Policies

         Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents

         Cash equivalents represent liquid assets with a maturity of three months or less when purchased.

         Restricted Cash

         Restricted cash represents cash that, under the terms of certain mortgage notes payable, has been set aside for the refurbishment of motel properties.

         Investment Properties

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

                MOA HOSPITALITY, INC. AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies-(Continued)


         Financing and Other Deferred Costs

         Financing costs are amortized over the terms of the related indebtedness using the level yield method. Franchise costs are amortized using the straight-line method over the life of the related franchise agreement. Organization costs are amortized using the straight-line method over a period of 60 months.

         Earnings Per Share

         Earnings per share is based on the weighted average number of shares of common stock outstanding during each period. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The adoption of Statement No. 128 had no effect on the Company's earnings per share calculations.

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

4.  Mortgage and Other Notes Receivable

         Mortgage notes receivable in the amounts of $6,601,412 and $6,884,174 at December 31, 1997 and 1996, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 8% to 10.5%) receipts over various terms through 2009, although certain notes are callable prior to their due dates.

         Other notes receivable in the amounts of $800,526 and $2,048,107 at December 31, 1997 and 1996, respectively, bear interest at rates from 9% to 11% and are receivable over various terms through 2016.

         Notes receivable of $4,692,262 at December 31, 1997 have been pledged as collateral for a loan facility in which the Company participated along with one of its affiliates. The loan facility has an outstanding balance of $2,442,146.

                MOA HOSPITALITY, INC. AND SUBSIDIARIES

5.  Operating Properties

         The major classes of operating properties, at cost, are as follows:

                                                   December 31,
                                          -----------------------------
                                              1997             1996
                                          -------------    -------------
      Land                                $ 53,830,545     $ 52,819,337
      Buildings                            273,244,078      265,228,461
      Furniture and Equipment               57,786,496       51,503,219
                                          -------------    -------------
                                           384,861,119      369,551,017
      Less:  Accumulated depreciation      (73,869,204)     (61,854,694)
                                          -------------    -------------
                                          $310,991,915     $307,696,323
                                          =============    =============

         Depreciation expense equaled $12,151,209, $11,520,181, and $10,036,922 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.   Notes Payable and Senior Subordinated Notes

         In September 1995, the Company completed funding of a financing transaction with Nomura Asset Capital Corporation ("NACC"). Motels of America, L.L.C. (the "LLC"), a limited purpose subsidiary, obtained a loan from NACC in the principal amount of $158.8 million evidenced by a Promissory Note due 2015.
 The Note is secured by 93 motel properties owned by the LLC. The loan requires fixed monthly payments (based on a 20-year amortization schedule) of principal and interest totaling approximately $1,390,000 through October 11, 2005; thereafter, if the loan is not repaid, excess cash flow as defined is applied as additional principal payments. Interest accrues at 8.62% through October 11, 2005, and thereafter at a fixed rate per annum equal to the greater of (i) 10.62% or (ii) the yield as of October 11, 2005 on ten-year U.S. Treasury notes, plus 4.5%.

         During 1995 the Company repaid a mortgage note recognizing a gain of $267,946 net of applicable income taxes of $170,734.

         In January 1996, the Company borrowed approximately $24.2 million under a two year $100 million secured line of credit (interest at LIBOR plus 3.33%) with NACC and $10 million from an unrelated party to finance the acquisition of nineteen motels from Forte USA, Inc. (see Note 10). In February and March 1996, the Company borrowed approximately $700,000 from an unrelated party and an additional $6.7 million under the NACC line of credit to finance the acquisition of two additional motel properties and the land underlying one of its properties (see Note 10). The $10 million note payable, repayable at any time with a maturity date of January 31, 2001, bears interest, payable quarterly, at 14% per annum and is secured by a guarantee of New Image.

         In November 1996, the Company completed two separate financing transactions with CS First Boston Corporation ("CSFB") pursuant to which the Company borrowed approximately $37.2 million. The proceeds were utilized to repay the entire outstanding borrowings under the NACC line of credit;
and a partial paydown of $1.6 million of the $10 million note referred to above. The CSFB borrowings


                MOA HOSPITALITY, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)



6.  Notes Payable and Senior Subordinated Notes-(Continued)

are secured by first mortgages on nineteen of the Company's motel properties and a pledge of the stock of one the Company's subsidiaries. The terms of the notes and mortgages, among other things, provide for a floating rate of interest adjusted monthly based on the thirty-day LIBOR rate plus 3.37% and monthly payments of principal and interest based on a twenty-year amortization period. The notes mature on November 1, 1998.

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

         In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account of the purchase price and the proceeds of a $20,000,000 revolving construction loan facility arranged by the affiliate. In connection with such construction loan facility, the Company has guaranteed completion of the construction of each property, and the subsidiary acquiring the properties has guaranteed the construction loan facility to a maximum of $10,000,000. In 1997, five (5) such properties were acquired for $12,900,000 of which $7,800,000 was funded form a new $150,000,000 secured loan facility between the subsidiary acquiring the properties and CS First Boston. This facility provides, among other things for interest computed at a rate based upon the thirty
(30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20,000,000 of borrowing under the facility. As of March 20, 1998, seven additional properties were under construction and management anticipates approximately $19,000,000 will be expended to purchase these lodging facilities upon completion. Payments from the Company on account to be applied towards the future purchases amounted to $1,841,000 at December 31, 1997. Interest earned by the Company on such payments in 1997 equaled $558,000.


         In 1994, the Company completed an offering of $80,000,000 in principal amount of 12% Senior Subordinated Notes due April 15,
2004, Series B. In conjunction with this offering, 80,000 shares of common stock were also issued. These Notes have been registered under the Securities Act of 1933 and are freely transferable by holders thereof. Interest on the Notes is payable semiannually. The Notes are not redeemable at the option of the Company prior to April 15, 1999. The Company may redeem the Subordinated Notes at 106% reducing to 100% over the life of the Subordinated Notes plus any accrued and unpaid interest.

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




6.  Notes Payable and Senior Subordinated Notes-(Continued)

         The declaration and payment of dividends is restricted by the indenture relating to the 12% Senior Subordinated Notes. At
December 31, 1997, dividends were not eligible to be declared and at December 31, 1996, dividends of $1,683,375 were eligible to be declared.


         A summary of mortgage and other notes payable is as follows:

                                                       December 31,
                                                 -----------------------------
                                                     1997           1996
                                                 -------------   -------------
Mortgage and other notes:
  Mortgage note payable secured by 93 motels,
  with interest at 8.62% per annum through
  October 10, 2005.  Rate equal to greater of
  10.62% or ten-year Treasury note plus 4.5%
  thereafter.  Principal and interest
  payable monthly; due October 11, 2015 . . . .   $152,188,885   $ 155,416,361

Mortgage notes payable secured by 19 motels
  and a pledge of the stock of one of MOA
  Hospitality,Inc's subsidiaries, with
  interest at a floating rate of LIBOR
  plus 3.37%; Principal and interest payable
  monthly; due November 1, 1998 . . . . . . . .     35,891,475      37,089,632

Various cross-collateralized, nonrecourse
  mortgage notes secured by 7 motels and the
  common stock of MOA Portfolio II, Ltd.,
  with interest at a floating rate of LIBOR
  plus 1.75% with a cap of 9%; monthly
  principal and interest payments; due
  December 31, 1998 . . . . . . . . . . . . . .     18,396,629      19,485,345

Various mortgage notes payable currently
  secured by 9 motels, with fixed interest from
  7% to 10.25%; principal and interest
  payments payable monthly; due dates from
  September 14, 2000 to November 1, 2001  . . .      7,205,967       7,404,715

Various mortgage notes payable currently
  secured by 2 motels and undeveloped land,
  with variable interest based on prime or
  Treasury bill rates; principal and interest
  payments payable monthly; due dates through
  June 1, 2001  . . . . . . . . . . . . . . . .      3,347,926       5,767,207

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

                                                       December 31,
                                                 -----------------------------
                                                     1997           1996
                                                 -------------   -------------
Mortgage note payable secured by a hotel,
  with interest at LIBOR plus 1.75%, principal
  and interest payments payable monthly, due
  January 31, 2000  . . . . . . . . . . . . . .    $ 8,827,220     $ 8,981,640

Note secured by notes receivable with interest
  at a floating rate of LIBOR plus 2.50%;
  monthly principal and interest payment: due
  November 13, 1999 . . . . . . . . . . . . . .      2,442,146       3,900,000

Note payable secured by a motel with
  fixed interest of 8%; principal and
  interest payment payable monthly; repaid
  in 1997 . . . . . . . . . . . . . . . . . . .        ----            698,558

Mortgage note payable secured by a guarantee of
  New Image Realty, Inc. with a fixed interest
  rate of 14%; interest payments payable
  quarterly; due January 23, 2001 . . . . . . .      8,400,000       8,400,000

Note payable secured by a pledge of stock of one
  of MOA Hospitality, Inc.'s subsidiaries, with an
  interest at a floating rate of LIBOR plus 3%;
  principal and interest payments payable monthly;
  due April 8, 2001 to June 19, 2001 . . . . . .     7,783,995         ----

Industrial development revenue bonds secured
  by a motel with interest payable semiannually
  at 10.5%; annual sinking fund redemptions
  of principal on December 1 through 2016 . . . .    3,585,000       3,645,000

Other notes payable . . . . . . . . . . . . . . .      185,655         359,089
                                                   -----------     -----------
                                                   248,254,898     251,147,547
Less current portion  . . . . . . . . . . . . . .  (67,157,229)    (10,207,437)
                                                   ------------    ------------
                                                  $181,097,669    $240,940,110
                                                  =============   =============

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




6.  Notes Payable and Senior Subordinated Notes-(Continued)


         Principal payments required on notes payable and the Senior Subordinated Notes are scheduled as follows:


               Years ended December 31,
               ------------------------
               1998                          $ 67,157,229
               1999                             6,745,389
               2000                            14,373,338
               2001                            21,428,048
               2002                             5,325,574
               Thereafter                     213,225,320
                                             ------------
                                             $328,254,898
                                             ============




7.  Leases

         The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $947,000, $974,000, and $988,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

         Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 1997 and thereafter, are approximately as follows:

                Years ended December 31,
                ------------------------
                1998                       $   761,000
                1999                           753,000
                2000                           759,000
                2001                           681,000
                2002                           525,000
                Thereafter                  17,975,000
                                           -----------
                                           $21,454,000
                                           ===========

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



8.  Restructuring costs and impairment losses

         In 1997, restructuring costs of $750,000 were recorded relating to the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices which were established throughout the country. Impairment losses of $2,526,000 were recorded in 1997 to reflect the writedown of certain land held for development to its estimated fair value and to reflect a provision for loss on collection of a mortgage note receivable.


9.  Income Taxes

         Total income tax expense (benefit) was allocated as follows:

                                           Year Ended December 31,
                                     -----------------------------------------
                                         1997           1996          1995
                                     ------------   ------------  ------------
     Income (loss) from operations   $(2,108,997)    $ 487,761     $  831,709
     Extraordinary item                    --            --           170,734
                                     ------------   ------------  ------------
                                     $(2,108,997)    $ 487,761     $1,002,443
                                     ============   ============  ============


         Income tax expense (benefit) attributable to income from operations consists of:


                                  Current         Deferred           Total
                                ------------   ------------      -------------
Year ended December 31, 1997:
   U.S. federal                 $(1,498,879)    $ (206,171)      $ (1,705,050)
   State and local                 (277,237)      (126,710)          (403,947)
                                ------------   ------------      -------------
                                $(1,776,116)    $ (332,881)      $ (2,108,997)
                                ============   ============      =============

Year ended December 31, 1996:
   U.S. federal                 $   910,476     $ (516,139)      $    394,337
   State and local                   58,279         35,145             93,424
                               -------------    -----------      -------------
                                $   968,755     $ (480,994)      $    487,761
                               =============    ===========      =============

Year ended December 31, 1995:
   U.S. federal                 $ 1,214,098     $ (542,740)      $    671,358
   State and local                  224,649        (64,298)           160,351
                                -----------    ------------      -------------
                                $1,438,747      $ (607,038)      $    831,709
                                ===========    ============      =============

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



9. Income Taxes-(Continued)

         Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:


                                           Year Ended December 31,
                                      -------------------------------------
                                         1997         1996         1995
                                      ----------   -----------  -----------
Computed "expected" tax
   expense (benefit)                  $(1,863,476)   $399,506     $713,032
Increase in income taxes
   resulting from:
       State income taxes,
       net of federal income
       tax effect                        (266,605)     61,659      105,832

       Other, net                          21,084      26,596       12,845
                                       -----------   ---------   ----------
                                      $(2,108,997)   $487,761     $831,709
                                      ============   =========   ==========

         The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:



                                                  December 31,
                                        --------------------------------------
                                             1997                1996
                                        ----------------    ------------------
Deferred tax assets:
  Reserves                               $ (1,035,999)       $  (364,012)
  Certain bankruptcy costs                    (30,517)           (88,890)
  Net state operating loss carryforwards     (896,012)          (896,012)
  Partnership investments                      16,638             (3,681)
  Federal tax credits carryover              (633,727)          (792,394)
  Other, net                                 (443,346)          (559,446)
                                         --------------      --------------
Total deferred tax assets                  (3,022,963)        (2,704,435)
Deferred tax liabilities:
   Investment properties, principally
   due to depreciation and purchase
   accounting adjustments                   6,374,647          6,389,000
                                         -------------       -------------
Total deferred tax liabilities              6,374,647          6,389,000
                                         -------------       -------------
Net deferred tax liability                $ 3,351,684        $ 3,684,565
                                         =============       =============

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



9. Income Taxes-(Continued)

         The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. During 1997 the Company received a payment of approximately $0.4 million from the parent and during 1996, the Company made payments of approximately $0.5 million, to the parent corporation. At December 31, 1997, approximately $2.2 million has been advanced to offset future tax payments to the parent corporation, if any.

         At December 31, 1997, the Company has net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $13.3 million. The NOLs, which are subject to certain limitations, expire at various dates through 2010. At December 31, 1997, the Company also has approximately $633,000 of tax credit carryforwards subject to certain limitations, $500,000 of which do not expire.


10.  Acquisitions and Divestitures

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

         In May through November 1996, the Company sold eleven motel properties to unaffiliated parties for approximately $15.8 million in net cash proceeds and $6.3 million in notes receivable; the Company recorded a gain of $2.6 million.

         During 1997, in separate transactions, the Company sold two properties for an aggregate of $3.9 million consisting of cash in the amount of $0.1 million, a mortgage note receivable in the amount of $1.0 million and the buyer's assumption of a mortgage note in the amount of $2.3 million. the Company remains contingently liable on the note, $2.3 million, in the event the purchaser does not perform under its obligations.

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

10.  Acquisitions and Divestitures-(Continued)

         Pro forma unaudited results for 1995 assuming the 1996 acquisitions had occurred at the beginning of 1995 are as shown below.

                                                   1995
                                            -----------------
Total revenue                                 $ 131,865,949
Net operating revenue                            34,179,661
Income before Extraordinary Gain                  2,495,419
Net Income                                        2,763,365
Income before Extraordinary Gain
   per common share                                    3.45
Net Income per common share                            3.12
Depreciation and amortization                    13,685,354


         Pro forma results for 1997 and 1996 are not shown as such results would not differ materially from historical results.

         In March 1998, the Company sold one of its motels pursuant to a condemnation related to a highway reconfiguration project for approximately $1.6 million in cash and realized an approximate $0.5 million gain.

11.  Fair Value of Financial Instruments
         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

11.  Fair Value of Financial Instruments-(Continued)

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

               Carrying                          Carrying
                Amount          Fair Value        Amount       Fair Value
              ----------      -------------    ------------   ------------
Cash and cash
equivalents    $13,032,496     $13,032,496      $12,247,571    $12,247,571

Mortgage and
other notes
receivable       7,401,938       7,588,815        8,932,281      9,047,466

Secured notes
payable        248,254,898     249,509,580      251,147,547    250,506,863

12% Senior
Subordinated
Notes           76,734,638      76,000,000       76,406,397     68,800,000

Supplemental Information to Be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.


        The Company did not submit an annual report to security holders covering the registrants's last fiscal year. In addition, the Company did not send proxy statements, any form of proxy or other proxy soliciting material to security holders with respect to any annual or other meeting of security holders.

                              SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of April, 1998.
                                                  MOA HOSPITALITY, INC.


                                                  By:    /s/ Kurt M. Mueller
                                                    Kurt M. Mueller
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                           Title                 Date


    /s/ Paul F. Wallace            Director, Chairman and       April 9, 1998
Paul F. Wallace                      Chief Executive Officer
Principal Executive Officer

    /s/ Alan H. Baerenklau         Director, President and      April 9, 1998
Alan H. Baerenklau                   Chief Operating Officer


    /s/ Kurt M. Mueller            Director and Chief           April 9, 1998
Kurt M. Mueller                      Financial Officer
Principal Financial Officer

    /s/ Carl W. Desch              Director                     April 9, 1998
Carl W. Desch


    /s/ Peter W. McClean           Director                     April 9, 1998
Peter W. McClean


    /s/ Louis A. Scarrone, M.D.    Director                     April 9, 1998
Louis A. Scarrone, M.D.


   /s/ Ronald P. Stewart           Director                     April 9, 1998
Ronald P. Stewart


   /s/ Philip J. Levien            Director                     April 9, 1998
Philip J. Levien

                                    INDEX TO EXHIBITS

                                                                    Sequential
Exhibit                                                                Page
Number                                 Description                    Number
-------                                -----------                  ----------

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

  4.4 Form of Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between MOA-TL Corp. and MOA-CS Corp., as Mortgagor to CS First Boston Mortgage Capital Corp., as Mortgagee, dated as of November 5, 1996, incorporated by reference to Exhibit 4.4 to MOA's Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

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

                                                                    Sequential
Exhibit                                                                Page
Number                        Description                             Number
--------                     ------------                           ---------
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

 10.4A First Amendment to the Asset Purchase Agreement, dated as of January 23, 1996, incorporated by reference to
           Exhibit 10.4A to the 1996 Form 8-K.

 10.5      Employment Agreement of Daniel W. Daniele dated
           September 14, 1994, incorporated by reference to
           Exhibit 10.14 to the 1994 Form 10-K.

 10.6 $20,000,000 Promissory Note of MOA-TL Corp. payable to CS First Boston Mortgage Capital Corp., dated as of November 5, 1996, incorporated by reference to
           Exhibit 10.6 to MOA's Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

 10.7 $17,150,000 Promissory Note of MOA-CS Corp. payable to CS First Boston Mortgage Capital Corp., dated as of November 5, 1996, incorporated by reference to
           Exhibit 10.7 to MOA's Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K").

 10.8 Credit facility agreement up to $150,000,000 between TAD Properties, L.L.C. and Credit Suisse First Boston
           Mortgage Capital., date as of December 20, 1996.

 10.8A Amendment to credit facility agreement, dated as of October 8, 1997.

 21.1      Subsidiaries of MOA.