Form 10-Q
period 1998-03-31
MOA HOSPITALITY INC
filed 1998-05-18
CIK 816746

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ______________________

                              FORM 10-Q

                              (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998.

                                  or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ______________

                    Commission File Number: 33-78866
                         ______________________

                          MOA HOSPITALITY, INC.
          (Exact name of registrant as specified in its charter)

          Delaware                              33-0166914
       (State or other                       (I.R.S. Employer
       jurisdiction of                      Identification No.)
       incorporation or
       organization)
                         ______________________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                             [ ] Yes    [ ] No

     Number of shares of Common Stock, $.01 par value outstanding as of May 14, 1998: 800,000

                                INDEX

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES


Part I - Financial Information


Item 1.   Financial Statements

          Condensed consolidated balance sheets - March 31,
          1998 (unaudited) and December 31, 1997 .......................... 2

          Condensed consolidated statements of operations -
          Three months ended March 31, 1998 and 1997 (unaudited) .......... 3

          Condensed consolidated statements of cash flows -
          Three months ended March 31, 1998 and 1997 (unaudited)........... 4

          Notes to condensed consolidated financial
          statements - March 31, 1998 (unaudited) ......................... 5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General ......................................................... 6

          Results of Operations ........................................... 8

          Liquidity and Capital Resources ................................. 11


Part II - Other Information


Item 1.   Legal Proceedings ............................................... 13

Item 2.   Changes in Securities ........................................... 13

Item 3.   Defaults upon Senior Securities ................................. 13

Item 4.   Submission of Matters to a Vote of Security Holders ............. 13

Item 5.   Other Information ............................................... 13

Item 6.   Exhibits and Reports on Form 8-K ................................ 13


Signatures ................................................................ 14

                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      MOA HOSPITALITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     March 31,  December 31,
                                                                       1998        1997
                                                                     ---------- -----------
                                                                    (Unaudited)
ASSETS
   Current Assets:
   Cash and cash equivalents ....................................     $   9,382  $ 13,032
   Accounts receivable from property operations .................         3,150     2,241
   Operating supplies and prepaid expenses ......................         1,816     2,199
   Current portion of mortgage and notes receivable .............           284       602
                                                                      ---------- ---------
   Total Current Assets .........................................        14,632    18,074
   Investment property:
     Operating properties, net of accumulated depreciation ......       310,948   310,992
     Land held for development ..................................         2,389     2,389
                                                                      ---------- ---------
   Total investment property ....................................       313,337   313,381
   Other Assets:
   Deposits and other assets ....................................        10,239     6,798
   Restricted cash ..............................................         1,287     1,226
   Mortgage and other notes receivable, less current portion ....         5,069     6,801
   Financing and other deferred costs, net of accumulated
     amortization of $6,398 in 1998 and $5,605 in 1997...........        15,799    16,579
                                                                      ---------- ---------
   Total Other Assets ...........................................        32,394    31,404
                                                                      ---------- ---------
     Total Assets                                                     $ 360,363  $362,859
                                                                      ========== =========

LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
   Current Liabilities:
   Trade accounts payable .......................................     $   2,717  $  2,693
   Real estate taxes payable ....................................         2,855     2,450
   Accrued interest payable .....................................         6,095     3,625
   Other accounts payable and accrued expenses ..................         4,153     4,393
   Current portion of long-term debt ............................        66,742    67,157
                                                                      ---------- ---------
   Total Current Liabilities ....................................        82,562    80,318

   Net deferred tax liability ...................................         3,592     3,351

   Long-term debt, less current portion:
   Mortgage and other notes payable .............................       179,039   181,098
   12% Senior Subordinated Notes, net of unamortized
     discount of $3,177 in 1998 and $3,265 in 1997...............        76,823    76,735
                                                                      ---------- ---------
   Total Long-term debt, excluding current portion ..............       255,862   257,833
                                                                      ---------- ---------
   Total Liabilities ............................................       342,016   341,502
                                                                      ---------- ---------

   Minority Interests ...........................................         1,666     1,763
   Stockholders' equity:
     Common stock, $.01 par value, 1,500,000 shares
       authorized; 800,000 shares issued and outstanding ........             8         8
     Additional paid-in capital .................................        15,294    15,294
     Retained earnings ..........................................         1,379     4,292
                                                                      ---------- ---------
   Total stockholders' equity ...................................        16,681    19,594
                                                                      ---------- ---------
                                                                      $ 360,363  $362,859
                                                                      ========== =========


     See accompanying notes to consolidated financial statements.

             MOA HOSPITALITY, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, in thousands except share data)

                                           Three Months Ended
                                                March 31
                                          --------------------
                                             1998       1997
                                          ---------  ---------

Revenues:
  Motel operating revenues .............  $ 25,438   $ 26,085
  Other revenues .......................       221        259
                                          ---------  ---------
Total revenues .........................    25,659     26,344
Costs and expenses:
  Motel operating expenses .............    14,936     15,328
  Marketing and royalty fees ...........     1,800      1,951
  General and administrative ...........     2,499      2,184
  Depreciation and amortization ........     4,048      3,636
                                          ---------  ---------
Total direct expenses ..................    23,283     23,099
                                          ---------  ---------
Net operating revenue ..................     2,376      3,245
Interest expense .......................     7,616      7,863
                                          ---------  ---------
Loss from operations ...................    (5,240)    (4,618)
Gain on sale of properties .............       453        669
Minority interests of others in
  loss from operations .................        18         26
                                          ---------  ---------
Loss before income taxes ...............    (4,769)    (3,923)
Income tax expense (credit) ............    (1,856)    (1,523)
                                          ---------  ---------
Net loss ...............................  $ (2,913)  $ (2,400)
                                          =========  =========


Net loss per common share ..............  $  (3.64)  $  (3.00)
                                          =========  =========

Weighted average number of
  common shares outstanding ............   800,000    800,000
                                          =========  =========



   See accompanying notes to condensed consolidated financial statements.

                    MOA HOSPITALITY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                 Three Months Ended
                                                                      March 31
                                                                ---------------------
                                                                   1998       1997
                                                                ---------- ----------

Cash flows provided by (used in) operating activities:
  Net income (loss) ........................................... $ (2,913)  $ (2,400)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, amortization and accretion of
        discount on notes .....................................    4,145      3,715
      Minority interests of others in net income (loss)
        from operations .......................................      (18)       (26)
      Deferred income taxes ...................................      241        164
      Net gain on sale of properties ..........................     (453)      (669)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable .................................     (909)      (492)
          Operating supplies, prepaid expenses,
            deposits and other assets .........................   (3,066)      (754)
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ...............      208        323
          Accrued interest payable ............................    2,470      2,446
                                                                ---------- ----------
Net cash provided by (used in) operating activities ...........     (295)     2,307
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties ........   (2,567)    (5,503)
  Refurbishment of investment properties ......................   (1,635)    (1,334)
  Net proceeds from sale of investment properties .............    1,439        340
  Cash restricted for refurbishment of properties .............      (61)     1,037
  Collections on mortgage and other notes receivable ..........    2,049        127
                                                                ---------- ----------
Net cash used in investing activities .........................     (775)    (5,333)
Cash flows provided by (used in) financing activities:
  Proceeds from secured notes payable .........................    1,134          -
  Repayment of secured notes payable ..........................   (3,609)    (1,521)
  Distributions to minority interests .........................      (78)       (78)
  Deferred financing costs ....................................      (27)       (43)
                                                                ---------- ----------
Net cash provided by (used in) financing activities ...........   (2,580)    (1,642)
                                                                ---------- ----------
Net increase (decrease) in cash and cash equivalents ..........   (3,650)    (4,668)
Cash and cash equivalents at beginning of period ..............   13,032     12,248
                                                                ---------- ----------
Cash and cash equivalents at end of period .................... $  9,382   $  7,580
                                                                ========== ==========

Supplementary disclosure of cash flow information:
  Cash paid during the period for interest .................... $  5,146   $  5,417
                                                                ========== ==========
  Cash paid (net of refunds received) during the period
    for income taxes .......................................... $    (29)  $    (55)
                                                                ========== ==========



   See accompanying notes to condensed consolidated financial statements.

                MOA HOSPITALITY, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

                           March 31, 1998


1.  Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2.  Divestitures

In March 1998, the Company sold one lodging facility to an unrelated party, for approximately $1.4 million in cash. The Company realized a pre-tax gain of approximately $0.5 million.

In May 1998, the Company sold one lodging facility to an unrelated party, for approximately $20 million in cash. The Company realized a pre-tax gain of approximately $12.5 million.

3.Income Taxes

Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE A CTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERAILLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

Between January 1, 1997 and March 31, 1998, the Company has acquired or assumed management control pending acquisition and sold a number of motels in various transactions summarized as follows:

                                                     Number of
Date             Transaction                           Rooms
----             -----------                         ---------
January 1997     Sold a motel located in               (130)
                 Kissimmee, FL.

February 1997    Assumed management control              48
                 of a motel located in
                 Greensboro, GA which was built
                 by an affiliate for the Company
                 and acquired in October 1997.

May 1997         Assumed management control              61
                 of a motel located in
                 Wilson, NC which was built
                 by an affiliate for the Company
                 and acquired in October 1997.

September 1997   Assumed management control             117
                 of two motels located in
                 Columbia, SC and Milford, MA
                 which were built by an
                 affiliate for the Company
                 and acquired in October 1997.

December 1997    Sold a motel located in                (48)
                 Cambridge, OH.

                 Purchased a motel located in            53
                 East Syracuse, NY which was built
                 by an affiliate for the Company.

March 1998       Sold a motel located in                (49)
                 South Hill, VA.

                 Assumed management control of           54
                 a motel located in Minneral
                 Wells, WV which was built by an
                 affiliate for the Company.  The
                 Company has leased the property
                 to a third party tenant.

                                                       -----
                                                        106
                                                       =====

In the aggregate, the Company expended $13.4 million in cash (net of proceeds from sales of $2.0 million) in conjunction with the above listed transactions. Cash was funded from internal sources and $8.8 million in borrowings.

The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the earlier of the date of acquisition or date the Company assumed management control and was at financial risk.

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the consolidated financial statements presented elsewhere herein.


                                                    Supplemental Operating Results and Statistics
                                           ------------------------------------------------------------
                                                                     (unaudited)

                                                             Three Months Ended March 31
                                           ------------------------------------------------------------
                                             Motels Owned        Acquisitions/
                                             Both Periods        Divestitures        Consolidated
                                           ------------------------------------------------------------
                                                1998       1997       1998       1997       1998      1997
                                           ---------- ---------  ---------  ---------  --------- ---------
                                                     (dollars in thousands, except Other data)

Motel operations:
  Motel operating revenues:
    Room revenues ........................ $  22,952  $  24,100  $     552  $     234  $  23,504 $  24,334
    Ancillary motel revenues .............     1,905      1,743         29          8      1,934     1,751
                                           ---------- ---------- ---------  ---------  --------- ---------
      Total motel operating revenues .....    24,857     25,843        581        242     25,438    26,085
  Motel costs and expenses:
    Motel operating expenses .............    14,518     15,128        418        200     14,936    15,328
    Marketing and royalty fees ...........     1,751      1,923         49         28      1,800     1,951
    Depreciation and amortization ........     3,574      3,450          0         27      3,574     3,477
                                           ---------- ---------  ---------  ---------  --------- ---------
      Total motel direct expenses ........    19,843     20,501        467        255     20,310    20,756
                                           ---------- ---------  ---------  ---------  --------- ---------
                                              $5,014     $5,342       $114       ($13)     5,128     5,329
                                           ========== =========  =========  ==========

Corporate operations:
  Other revenues .........................                                                   221       259
  General and administrative expenses:
    Management Operations ................                                                 1,243     1,297
    Construction and development .........                                                   321       560
    Other general and
       administrative expenses ...........                                                   935       327
                                                                                       --------- ----------
  Total general and administrative expenses                                                2,499     2,184
  Depreciation and amortization ..........                                                   474       159
                                                                                       ---------- ---------
                                                                                          (2,752)   (2,084)
                                                                                       ---------- ---------
Net operating income .....................                                             $   2,376  $  3,245
                                                                                       ========== =========

Other data:
  Number of motels at period end (5) .....       132        132          5          3        137       135
  Number of rooms at period end (5) ......    11,056     11,088        279        145     11,335    11,233
  Occupancy percentage (5) ...............     55.76%     60.77%    49.98%     48.60%     55.61%     60.60%
  ADR (1) (5) ............................ $   41.36  $   39.74  $   41.80 $    34.06  $   41.37  $  39.68
  REVPAR (2) (5) ......................... $   24.98  $   25.90  $   22.00 $    17.15  $   24.90  $  25.96
  Net operating income margin (3) ........                                                 9.26%     12.32%
  Net motel revenue margin (4) (5) .......     37.42%     36.48%     20.65%     5.98%     37.02%     36.19%


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

(5) At March 31, 1998 and for the three months then ended, excludes amounts related to the one motel which is leased to a third party tenant.

     Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income.
Total revenues decreased to $25,659,000 for the three months ended March 31, 1998 from $26,344,000 for the three months ended March 31, 1997, a decrease of $685,000 or 2.6%.

     Motel revenues decreased to $25,438,000 for the three months ended March 31, 1998 from $26,085,000 for the three months ended March 31, 1997, a decrease of $647,000 or 2.5%. The motel revenues for motels owned during both periods decreased approximately $986,000 which was partially offset by an increase of $339,000 for acquired and divested motels, since January 1, 1997. Motel revenues for motels owned during both periods decreased 3.8%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy percentage. The occupancy percentage decreased from 60.77% for the three months ended March 31, 1997 to 55.76% for the three months ended March 31, 1998. Management attributes the decline in occupancy principally to two factors: i) a significant increase in the supply of motel rooms in the market in which the company competes and ii) the negative impact of the much publicized weather effect of El Nino. The ADR for the motels owned during both periods increased to $41.36 for the three months ended March 31, 1998 from $39.74 for the three months ended March 31, 1997, an increase of $1.62 or 4.1%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. REVPAR for motels owned during both periods decreased to $24.98 for the three months ended March 31, 1998 from $25.90 for the three months ended March 31, 1996, a decrease of $0.92 or 3.6%.
The acquired and divested motels had an occupancy percentage of 49.98%, an ADR of $41.80 and REVPAR of $22.00 for the period which they were owned by the Company in 1998.

     Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $14,936,000 for the three months ended March 31, 1998 from $15,328,000 for the three months ended March 31, 1997, a net decrease of $392,000 or 2.6%. Approximately $610,000 of the net decrease is attributable to the cost of operating the motels owned during both periods. The cost of operating motels owned during both periods decreased to $14,518,000 for the three months ended March 31, 1998 from $15,128,000 for the three months ended March 31, 1997, a decrease of $610,000 or 4.0%. Motel operating expenses for motels acquired and divested since January 1, 1997 increased to $418,000 for the three months ended March 31, 1998 from $200,000 for the three months ended March 31, 1997. Motel operating expenses as a percentage of motel revenues remained same at 58.7% for the three months ended March 31, 1998 and for the three months ended March 31, 1997. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 58.4% for the three months ended March 31, 1998 from 58.5% for the three months ended March 31, 1997. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 71.9% for the three months ended March 31, 1998.

     Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,800,000 for the three months ended March 31, 1998 from $1,951,000 for the three months ended March 31, 1997, a decrease of $151,000 or 7.7%. The marketing and royalty fees for motels owned during both periods decreased to $1,751,000 for the three months ended March 31, 1998 from $1,923,000 for the three months ended March 31, 1997, a decrease of $172,000 or 8.9%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.6% for the three months ended March 31, 1998 from 8.0% for the three months ended March 31, 1997. The decrease in marketing and royalty fees is attributable to a reduction in franchise fee due to the decline in room revenues on which most such fees are based and the reduction in rates for certain contractual franchise fees. Marketing and royalty fees for motels acquired and divested since January 1, 1997 increased to $49,000 for the three months ended March 31, 1998 from $28,000 for the three months ended March 31, 1997.

     Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $54,000 to $1,243,000 for the three months ended March 31, 1998 from $1,297,000 for the three months ended March 31, 1997, a decrease of 4.2%. The general and administrative expenses associated with Construction and Development decreased $239,000 from $560,000 for the three months ended March 31, 1997 to $321,000 for the three months ended March 31, 1998. Other General and Administrative expenses increased $608,000 to $935,000 for the three months ended March 31, 1998 from $327,000 for the three months ended March 31, 1997. The increase is due to legal costs incurred in connection with a lawsuit that the Company initiated against ShoLodge Franchise Systems, Inc., the franchiser of the Shoney's Inn franchises operated by the Company. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 4.9% for the three months ended March 31, 1998 and 5.0% for the three months ended March 31, 1997.

    Depreciation and amortization increased to $4,048,000 for the three months ended March 31, 1998 from $3,636,000 for the three months ended March 31, 1997, a net increase of $412,000 or 11.3%. Approximately $315,000 of the net increase in depreciation and amortization is attributable to the corporate operations.

     Net operating income decreased to $2,376,000 for the three months ended March 31, 1998 from $3,245,000 for the three months ended March 31, 1997, a decrease of $869,000 or 26.8%. The decrease in net operating income included a decrease of $104,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $104,000 decrease in net motel revenues, $204,000 resulted from the motels owned during both periods or a decrease of 2.3%. Net motel revenues for motels acquired and divested since January 1, 1997 increased $100,000. Net operating income as a percent of total revenues was 9.3% for the three months ended March 31, 1998 as compared to 12.4% for the three months ended March 31, 1997.

     Interest expense decreased to $7,616,000 for the three months ended March 31, 1998 from $7,863,000 for the three months ended March 31, 1997, a decrease of $247,000.

     Net loss increased to $2,913,000 for the three months ended March 31, 1998 from $2,400,000 for the three months ended March 31, 1997.

Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment), working capital; in addition on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of March 31, 1998, the Company had principal repayment obligations of $65,575,000, $4,771,000 and $14,373,000 during the remainder of the fiscal year ending December 31, 1998 and during the fiscal years ending December 31, 1999 and 2000, respectively. Management has been told by investment bankers that the cash flows derived from the properties securing the maturing mortgage loans will be sufficient to allow for the refinancing of such mortgage debt given the current interest rate environment. As of May 14, 1998 however, the Company had not definitively arranged for such refinancing and therefore is subject to the risk that the credit market could be adversely affected by some unforeseen event. Although the Company does not have lines of credit outstanding, management believes sufficient resources exist to meet its normal liquidity needs.

The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $1,635,000 and $1,334,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, as of March 31, 1998, the Company had $1,287,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

At March 31, 1998, six properties were under various stages of development for the Company. Management anticipates approximately $16,000,000 will be expended to purchase these motels upon their completion during the next twelve months. In addition, the Company anticipates drawing upon its $150,000,000 secured loan facility with CS First Boston to finance a portion of the acquisition price for these properities.

For the three months ended March 31, 1998, cash and cash equivalents decreased $3,650,000. This decrease consisted of $775,000 of funds utilized in investing activities and $2,580,000 of funds used in financing activities and $295,000 of funds used in operations. Net investing activities of $775,000 include: $2,567,000 of cash utilized for motel development; $1,635,000 expended on refurbishment of existing properties, and a change in cash restricted for refurbishment of $61,000 offset by $3,488,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used in financing activities includes: $3,609,000 of cash utilized to repay indebtedness; and $105,000 of cash used for deferred financing costs and other items offset by $1,134,000 from proceeds from notes payable.

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

The Company, in the normal course of operations, is in the process of replacing its primary financial accounting system that was impletmented in 1991. The new system will be year 2000 compliant. The Company has made an assessment of its other financial systems and believes other than for a few necessary minor modifications, that they are year 2000 compliant. There can be no guarantee that the systems of other companies such as banks and suppliers on which the Company relies upon to transact business in the normal course will be year 2000 compliant which would possibly cause hardships for the Company.

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

                                        MOA HOSPITALITY, INC.




May 14, 1998                            By:            /s/  Kurt M. Mueller
                                           ---------------------------------
                                           Kurt M. Mueller
                                           Chief Financial Officer


May 14, 1998                            By:           /s/  John D. Simon
                                           ---------------------------------
                                           John D. Simon
                                           Secretary and Treasurer