Form 10-Q
period 1998-06-30
MOA HOSPITALITY INC
filed 1998-08-18
CIK 816746

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ______________________

                              FORM 10-Q

                             (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998.

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

         Number of shares of Common Stock, $.01 par value, outstanding as of August 14, 1998: 800,000

                                INDEX

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES


Part I - Financial Information


Item 1.  Financial Statements

     Condensed consolidated balance sheets - June 30, 1998
     (unaudited)and December 31, 1997 ...................................... 2

     Condensed consolidated statements of operations -
     Three months ended June 30,1998 and 1997 (unaudited);
     Six months ended June 30, 1998 and 1997 (unaudited) ................... 3

     Condensed consolidated statements of cash flows -
     Six months ended June 30, 1998 and 1997 (unaudited) ................... 4

     Notes to condensed consolidated financial statements -
     June 30, 1998 (unaudited) ............................................. 5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     General ............................................................... 7

     Results of Operations .................................................10

     Liquidity and Capital Resources .......................................17


Part II - Other Information


Item 1.  Legal Proceedings .................................................19

Item 2.  Changes in Securities .............................................19

Item 3.  Defaults upon Senior Securities ...................................19

Item 4.  Submission of Matters to a Vote of Security Holders ...............19

Item 5.  Other Information .................................................19

Item 6.  Exhibits and Reports on Form 8-K ..................................19


Signatures .................................................................20

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          MOA HOSPITALITY, INC. AND SUBSIDIARIES


                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)





                                                                                    June 30,    December 31,
                                                                                      1998          1997
                                                                                  ------------  ------------
                                                                                  (Unaudited)
ASSETS
   Current Assets:
   Cash and cash equivalents .................................................    $    16,893   $    13,032
   Accounts receivable from property operations ..............................          3,732         2,241
   Operating supplies and prepaid expenses ...................................          2,202         2,199
   Current portion of mortgage and notes receivable ..........................            137           602
                                                                                  ------------  ------------
   Total Current Assets ......................................................         22,964        18,074
   Investment property:
     Operating properties, net of accumulated depreciation ...................        310,753       310,992
     Land held for development ...............................................          2,389         2,389
                                                                                  ------------  ------------
   Total investment property .................................................        313,142       313,381
   Other Assets:
   Deposits and other assets .................................................            436         6,798
   Restricted cash ...........................................................          1,018         1,226
   Mortgage and other notes receivable, less current portion .................          5,165         6,801
   Financing and other deferred costs, net of accumulated
     amortization of $7,194 in 1998 and $5,605 in 1997.                                15,141        16,579
                                                                                  ------------  ------------
   Total Other Assets ........................................................          21,760       31,404
                                                                                  ------------  ------------
     Total Assets                                                                 $    357,866  $   362,859
                                                                                  ============  ============

LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' EQUITY
   Current Liabilities:
   Trade accounts payable ....................................................    $     2,547   $     2,693
   Real estate taxes payable .................................................          3,135         2,450
   Accrued interest payable ..................................................          3,437         3,625
   Other accounts payable and
     accrued expenses ........................................................          6,278         4,393
   Current portion of long-term debt .........................................         53,329        67,157
                                                                                  ------------  ------------
   Total Current Liabilities .................................................         68,726        80,318

   Net deferred tax liability ................................................          3,592         3,351

   Long-term debt, less current portion:
   Mortgage and other notes payable ..........................................        181,552       181,098
   12% Senior Subordinated Notes, net of unamortized
     discount of $3,086 in 1998 and $3,265 in 1997............................         76,914        76,735
                                                                                  ------------  ------------
   Total Long-term debt, excluding current portion ...........................        258,466       257,833
                                                                                  ------------  ------------
   Total Liabilities .........................................................        330,784       341,502
                                                                                  ------------  ------------

   Minority Interests ........................................................          1,645         1,763
   Stockholders' equity:
     Common stock, $.01 par value, 1,500,000 shares
       authorized; 800,000 shares issued and outstanding .....................              8             8
     Additional paid-in capital ..............................................         15,294        15,294
     Retained earnings .......................................................         10,135         4,292
                                                                                  ------------  ------------
   Total stockholders' equity ................................................         25,437        19,594
                                                                                  ------------  ------------
                                                                                  $   357,866   $   362,859
                                                                                  ============  ============

                   See accompanying notes to consolidated financial statements.

                         MOA HOSPITALITY, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Unaudited, in thousands except share data)




                                                 Three Months Ended       Six Months Ended
                                                       June 30                June 30
                                             -----------------------   -----------------------
                                                 1998         1997        1998        1997
                                             ------------ -----------  ------------ -----------

Revenues:
  Motel operating revenues ..................$    31,643  $    32,501  $    57,081  $   58,586
  Other revenues ............................        232         216         453           475
                                             ------------ ------------ ------------ -----------
Total revenues ..............................     31,875       32,717       57,534      59,061
Costs and expenses:
  Motel operating expenses ..................     15,681       15,713       30,617      31,041
  Marketing and royalty fees ................      2,010        2,346        3,810       4,297
  General and administrative ................      2,375        1,608        4,874       3,792
  Restructuring Costs .......................          0          750            0         750
  Depreciation and amortization .............      4,038        3,691        8,086       7,327
                                             ------------ ------------ ------------ -----------
Total direct expenses .......................     24,104       24,108       47,387      47,207
                                             ------------ ------------ ------------ -----------
Net operating revenue .......................      7,771        8,609       10,147      11,854
Interest expense ............................      7,799        7,795       15,415      15,658
                                             ------------ ------------ ------------ -----------
Net income (loss) from operations ...........        (28)         814       (5,268)     (3,804)
Gain on sale of properties ..................     14,421            0       14,874         669
Minority interests of others in
  net income from operations ................        (58)         (95)         (40)        (69)
                                             ------------ ------------ ------------ -----------
Net income (loss) before income taxes .......     14,335          719        9,566      (3,204)
Income tax expense (credit) .................      5,579          280        3,723      (1,243)
                                             ------------ ------------ ------------ -----------
Net income (loss) ...........................$     8,756  $       439  $     5,843  $   (1,961)
                                             ============ ============ ============ ===========

Net income (loss) per common share ..........$     10.95  $      0.55  $      7.30  $    (2.45)
                                             ============ ============ ============ ===========

Weighted average number of
  common shares outstanding .................    800,000      800,000      800,000     800,000
                                             ============ ============ ============ ===========


          See accompanying notes to condensed consolidated financial statements.

                        MOA HOSPITALITY, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)



                                                                                       Six Months Ended
                                                                                           June 30
                                                                                 -------------------------
                                                                                      1998         1997
                                                                                 ------------ ------------

Cash flows provided by (used in) operating activities:
  Net income (loss) ............................................................ $     5,843  $    (1,961)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, amortization and accretion of
        discount on notes ......................................................       8,273        7,486
      Minority interests of others in net income (loss)
        from operations ........................................................          40           69
      Deferred income taxes ....................................................         241           76
      Net gain on sale of properties ...........................................     (14,874)        (669)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable ..................................................      (1,506)      (1,776)
          Operating supplies, prepaid expenses,
            deposits and other assets ..........................................       6,226        2,905
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses ................................       2,404        1,904
          Accrued interest payable .............................................        (188)         (82)
                                                                                 ------------ ------------
Net cash provided by (used in) operating activities ............................       6,459        7,952
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties .........................     (11,497)      (6,379)
  Refurbishment of investment properties .......................................      (2,902)      (3,001)
  Net proceeds from sale of investment properties ..............................      23,270          340
  Cash restricted for refurbishment of properties ..............................         208          792
  Collections on mortgage and other notes receivable ...........................       2,100          183
                                                                                 ------------ ------------
Net cash provided by (used in) investing activities ............................      11,179       (8,065)
Cash flows provided by (used in) financing activities:
  Proceeds from secured notes payable ..........................................       5,919        2,000
  Repayment of secured notes payable ...........................................     (19,292)      (2,971)
  Distributions to minority interests ..........................................        (157)        (157)
  Deferred financing costs .....................................................        (247)        (232)
                                                                                 ------------ ------------
Net cash provided by (used in) financing activities ............................     (13,777)      (1,360)
                                                                                 ------------ ------------
Net increase (decrease) in cash and cash equivalents ...........................       3,861       (1,473)
Cash and cash equivalents at beginning of period ...............................      13,032       12,248
                                                                                 ------------ ------------
Cash and cash equivalents at end of period ..................................... $    16,893  $    10,775
                                                                                 ============ ============

Supplementary disclosure of cash flow information:
  Cash paid during the period for interest ..................................... $    15,604  $    15,740
                                                                                 ============ ============
  Cash paid (net of refunds received) during the period
    for income taxes ........................................................... $        96  $        58
                                                                                 ============ ============

See accompanying notes to condensed consolidated financial statements.

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

                            June 30, 1998


1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2.  Acquisitions and Divestitures

         In March 1998, the Company sold one lodging facility to an unrelated
party, for approximately $1.4 million in cash.   The Company realized a pre-
tax gain of approximately $0.5 million.

         In May 1998, the Company sold one lodging facility to an unrelated party, for approximately $20 million in cash. The Company realized a pre-tax gain of approximately $12.7 million. The Company paid down approximately $12.4 million of first mortgage debt in conjunction with this transaction.

         In June 1998, the Company sold land to an unrelated party, for approximately $3.0 million in cash. The Company realized a pre-tax gain of approximately $1.7 million.

         In June 1998, the Company borrowed approximately $4.8 million under its $150 million secured loan facility with Credit Suisse First Boston in conjunction with the acquisition of three properties for $8.9 million. The three properties were purchased from an affiliate of the Company that had built the properties for the Company.

         In July 1998, the Company sold one lodging facility to an unrelated party, for approximately $4.0 million consisting of $1.0 million in cash and a
$3 million first mortgage note.   The Company realized a pre-tax gain of
approximately $0.5 million. The Company paid down approximately $2.5 million of the first mortgage debt in conjunction with this transaction.

                MOA HOSPITALITY, INC. AND SUBSIDIARIES

                             (Unaudited)


3.       Income Taxes

         Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATIONS REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR
ACHIEVEMENTS EXPRESSESD OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.


General

         MOA operates principally in the economy, limited-service segment of the lodging industry. As a result, its average room rates tend to be lower than the average room rates of full service lodging facilities. However, due to the limited nature of the public space and ancillary services provided by limited service motels, the Company's expenses tend to be lower than those of full service lodging facilities. The profitability of the lodging industry in general is significantly dependent upon room rental rates and occupancy rates. Due to the fixed nature of a relatively high portion of the Company's expenses, changes in either room rates or occupancy rates can result in significant changes in the operating profit of the Company's motels.

Between January 1, 1997 and June 30, 1998, the Company has acquired or assumed management control pending acquisition and sold a number of motels in various transactions summarized as follows:

                                                                 Number of
       Date                Transaction                             Rooms
       ----                -----------                           ---------
       January 1997        Sold a motel located in                 (130)
                           Kissimmee, FL.

       February 1997       Assumed management control                48
                           of a motel located in
                           Greensboro, GA which was
                           built by an affiliate for
                           the Company and acquired in
                           October 1997.

                                                                  Number of
       Date                Transaction                              Rooms
       ----                -----------                            ---------
       May 1997            Assumed management control                61
                           of a motel located in
                           Wilson, NC which was built
                           by an affiliate for the
                           Company and acquired in
                           October 1997.

       September 1997      Assumed management control               117
                           of two motels located in
                           Columbia, SC and Milford, MA
                           which were built by an
                           affiliate for the Company
                           and acquired in October 1997.

       December 1997       Sold a motel located in                  (48)
                           Cambridge, OH.

                           Purchased a motel located in              53
                           East Syracuse, NY which was
                           built by an affiliate for the
                           Company.

       March 1998          Sold a motel located in                  (49)
                           South Hill, VA.

                           Assumed management control                54
                           of a motel located in Mineral
                           Wells, WV which was built by
                           an affiliate for the Company
                           and acquired in June 1998.
                           The Company has leased the
                           property to a third party tenant.

       May 1998            Sold a motel located in                 (122)
                           Santa Clara, CA. Sold adjacent
				   vacant land in June 1998.

                           Assumed management control                66
                           of a motel located in
                           Mishawaka, IN which was built
                           by an affiliate for the Company.

                                                                  Number of
       Date                Transaction                              Rooms
       ----                -----------                            ---------
       June 1998           Assumed management control               131
                           of two motels located in Lake
                           City, FL and Stafford, TX
                           which were built by an
                           affiliate for the Company and
                           acquired in June 1998. The
                           Company has leased the
                           properties to third party
                           tenants.
                                                                  -------
                                                                    181
                                                                  =======
         In the aggregate, the Company received $2.0 million in cash (inclusive of $23.8 million of net proceeds from sales of properties) in conjunction with the above listed transactions. Cash required for the above described acquisitions was funded from internal sources and $12.5 million in borrowings.

         The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the earlier of the date of acquisition or date the Company assumed management control and was at financial risk.

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the consolidated financial statements presented elsewhere herein.

                                                                  Supplemental Operating Results and Statistics
                                                      -------------------------------------------------------------------
                                                                                    (unaudited)

                                                                             Three Months Ended June 30
                                                      -------------------------------------------------------------------

                                                            Motels Owned            Acquisitions/
                                                            Both Periods            Divestitures            Consolidated
                                                      ----------------------  --------------------  ---------------------

                                                          1998        1997       1998       1997        1998       1997
                                                      ----------  ----------  ---------  ---------  ----------  ---------

                                                                        (dollars in thousands, except Other data)

Motel operations:
  Motel operating revenues:
    Room revenues .................................   $  28,599   $  29,429   $  1,135   $  1,241   $  29,734   $  30,670
    Ancillary motel revenues ......................       1,802       1,714        107        117       1,909       1,831
                                                      ----------  ----------  ---------  ---------  ----------  ----------
      Total motel operating revenues...............      30,401      31,143      1,242      1,358      31,643      32,501
  Motel costs and expenses:
    Motel operating expenses ......................      15,003      15,052        678        661      15,681      15,713
    Marketing and royalty fees ....................       1,899       2,226        111        121       2,010       2,347
    Depreciation and amortization .................       3,531       3,447         21         72       3,552       3,519
                                                      ----------  ----------  ---------  ---------  ----------  ----------
      Total motel direct expenses .................      20,433      20,725        810        854      21,243      21,579
                                                      ----------  ----------  ---------  ---------  ----------  ----------
                                                      $   9,968   $  10,418   $    432   $    504   $  10,400   $  10,922
                                                      ==========  ==========  =========  =========  ==========  ==========

Corporate operations:
  Other revenues ..................................                                                       232         216
  General and administrative expenses:
    Management operations .........................                                                     1,305       1,267
    Construction and development ..................                                                       276         (91)
    Other general and
       administrative expenses ....................                                                       794         432
                                                                                                     ---------  ----------
  Total general and administrative expenses .......                                                     2,375       1,608
  Restructuring costs .............................                                                         0         750
  Depreciation and amortization ...................                                                       486         171
                                                                                                     ---------  ----------
                                                                                                       (2,629)     (2,313)
                                                                                                     ---------  ----------
Net operating income ..............................                                                  $  7,771   $   8,609
                                                                                                     =========  ==========

Other data:
  Number of motels at period end (5) ..............        132         132           5          4         137         136
  Number of rooms at period end (5) ...............     10,936      10,960         297        326      11,233      11,286
  Occupancy percentage (5) ........................      65.79%      67.75%      68.64%     79.14%      65.88%      68.04%
  ADR (1)(5) ......................................   $  43.68    $  43.53    $  53.95    $ 60.16    $  39.71   $   44.03
  REVPAR (2)(5) ...................................   $  30.55    $  31.21    $  40.52    $ 52.10    $  30.85   $   31.75
  Net operating income margin (3) .................                                                     24.38%      26.31%
  Net motel revenue margin (4)(5) .................      47.20%      47.11%      39.91%     46.41%      46.92%      47.09%


[FN]

(1) ADR represents room revenues divided by the total number of rooms occupied.

(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

(3) Net operating income margin represents net operating income divided by total motel operating revenues plus other revenues.

(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

(5) At June 30, 1998 and for the three months then ended, excludes amounts related to three motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues.
Motel operating revenues are derived from room rentals and ancillary motel revenues such as food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $31,875,000 for the three months ended June 30, 1998 from $32,717,000 for the three months ended June 30, 1997, a decrease of $842,000 or 2.6%.

         Motel revenues decreased to $31,643,000 for the three months ended June 30, 1998 from $32,501,000 for the three months ended June 30, 1997, a decrease of $858,000 or 2.6%. The motel revenues for motels owned during both periods decreased approximately $742,000 or 2.4%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy percentage. The occupancy percentage decreased from 67.75% for the three months ended June 30, 1997 to 65.79% for the three months ended June 30, 1998. Management attributes the decline in occupancy principally to two factors: i) a significant increase in the supply of motels rooms in the markets in which the Company competes and ii) the negative impact
of the much publicized weather effect of El Nino.   The average daily rate
("ADR") for the motels owned during both periods increased to $43.68 for the three months ended June 30, 1998 from $43.53 for the three months ended June 30, 1997, an increase of $0.15 or 0.3%. REVPAR for motels owned during both periods decreased to $30.55 for the three months ended June 30, 1998 from $31.21 for the three months ended June 30, 1997, a decrease of $0.66 or 2.1%. Motel revenues for motels acquired and divested since January 1, 1997 accounted for $116,000 of the overall $858,000 decrease in motel revenues.
The acquired and divested motels had an occupancy percentage of 68.64%, an ADR of $53.95 and REVPAR of $40.52 for the three months ended June 30, 1998.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $15,681,000 for the three months ended June 30, 1998 from $15,713,000 for the three months ended June 30, 1997, a net decrease of $32,000 or 0.2%. The cost of operating motels owned during both periods decreased to $15,003,000 for the three months ended June 30, 1998 from $15,052,000 for the three months ended June 30, 1997, a decrease of $49,000 or 0.3%. Motel operating expenses for motels acquired and divested since January 1, 1997 increased to $678,000 for the three months ended June 30, 1998 from $661,000 for the three months ended June 30, 1997. Motel operating expenses as a percentage of motel revenues increased to 49.6% for the three months ended June 30, 1998 from 48.3% for the three months ended June 30, 1997. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.4% for the three months ended June 30, 1998 from 48.3% for the three months ended June 30, 1997. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 54.6% for the three months ended June 30, 1998.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $2,010,000 for the three months ended June 30, 1998 from $2,347,000 for the three months ended June 30, 1997, a decrease of $337,000 or 14.4%. The marketing and royalty fees for motels owned during both periods decreased to $1,899,000 for the three months ended June 30, 1998 from $2,226,000 for the three months ended June 30, 1997, a decrease of $327,000 or 14.7%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 6.6% for the three months ended June 30, 1998 from 7.6% for the three months ended June 30, 1997. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees.

In addition, during the period from February 1998 through May 1998 the Company disaffiliated its Shoney's Inns from the ShoLodge Franchise System and ceased the payments of franchise fees at such time. On an annual basis, the Company historically paid approximately $650,000 of franchise fees on its fourteen Shoney's Inns. Marketing and royalty fees for motels acquired and divested since January 1, 1997 decreased to $111,000 for the three months ended June 30, 1998 from $121,000 for the three months ended June 30, 1997.


         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $38,000 to $1,305,000 for the three months ended June 30, 1998 from $1,267,000 for the three months ended June 30, 1997, an increase of 3.0%. The general and administrative expenses associated with Construction and Development increased $367,000 from $(91,000) for the three months ended June 30, 1997 to $276,000 for the three months ended June 30, 1998. Other General and Administrative expenses increased $362,000 to $794,000 for the three months ended June 30, 1998 from $432,000 for the three months ended June 30, 1997. The increase is principally due to legal costs incurred in connection with a lawsuit that the Company initiated against Shoney's Franchise Systems, Inc., the franchiser of the Shoney's Inn franchises operated by the Company. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 4.1% for the three months ended June 30, 1998 and 3.9% for the three months ended June 30, 1997.

         Restructuring costs in the amount of $750,000 were recorded in 1997 as a provision for the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices which are located throughout the country. The provision for restructuring costs covered the associated relocation and severance costs.

         Depreciation and amortization increased to $4,038,000 for the three months ended June 30, 1998 from $3,690,000 for the three months ended June 30, 1997, a net increase of $348,000 or 9.4%. Approximately $315,000 of the net increase in depreciation and amortization is attributable to the corporate operations.

         Net operating income decreased to $7,771,000 for the three months ended June 30, 1998 from $8,609,000 for the three months ended June 30, 1997, a decrease of $838,000 or 9.7%. The decrease in net operating income included a decrease of $489,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees) an increase in corporate general and administrative expenses of $767,000 and an increase in depreciation and amortization of $348,000. This decrease was offset by an increase in other revenues of $16,000 and the restructuring provision of $750,000 recorded in 1997. Of the $489,000 decrease in net motel revenues, $366,000 resulted from the motels owned during both periods or a decrease of 2.6%. Net operating income as a percent of total revenues was 24.4% for the three months ended June 30, 1998 as compared to 26.3% for the three months ended June 30, 1997.

         Interest expense increased to $7,799,000 for the three months ended June 30, 1998 from $7,795,000 for the three months ended June 30, 1997, an increase of $4,000.

         Gain on sale of properties amounted to $14,421,000 on a pre-tax basis for the three months ended June 30, 1998. During the quarter ended June 30, 1998, the Company sold a motel located in Santa Clara and the adjacent vacant parcel of land, in two distinct and unrelated transactions, for a combined $23.0 million in cash upon which the $14.4 million gain was realized.

         Net income increased to $8,756,000 for the three months ended June 30, 1998 from $439,000 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the consolidated financial statements presented elsewhere herein.


                                                                  Supplemental Operating Results and Statistics
                                                       ---------------------------------------------------------------------
                                                                                    (unaudited)

                                                                             Six Months Ended June 30
                                                       ---------------------------------------------------------------------
                                                            Motels Owned            Acquisitions/
                                                            Both Periods            Divestitures          Consolidated
                                                       ----------------------  --------------------  -----------------------

                                                          1998        1997        1998        1997        1998       1997
                                                       ----------  ----------  ----------  ---------  ----------  ----------
                                                                         (dollars in thousands, except Other data)

Motel operations:
  Motel operating revenues:
    Room revenues ..................................   $  50,477   $  52,568   $   2,761   $  2,436   $  53,238   $  55,004
    Ancillary motel revenues .......................       3,572       3,350         271        232       3,843       3,582
                                                       ----------  ----------  ----------  ---------  ----------  ----------
      Total motel operating revenues ...............      54,049      55,918       3,032      2,668      57,081      58,586
  Motel costs and expenses:
    Motel operating expenses .......................      28,965      29,644       1,652      1,397      30,617      31,041
    Marketing and royalty fees .....................       3,547       4,053         263        244       3,810       4,297
    Depreciation and amortization ..................       7,046       6,820          80        177       7,126       6,997
                                                       ----------  ----------  ----------  ---------  ----------  ----------
      Total motel direct expenses ..................      39,558      40,517       1,995      1,818      41,553      42,335
                                                       ----------  ----------  ----------  ---------  ----------  ----------
                                                       $  14,491   $  15,401   $   1,037   $    850   $  15,528   $  16,251
                                                       ==========  ==========  ==========  =========  ==========  ==========

Corporate operations:
  Other revenues ...................................                                                        453         475
  General and administrative expenses:
    Management operations ..........................                                                      2,548       2,564
    Construction and development ...................                                                        597         469
    Other general and
       administrative expenses .....................                                                      1,729         759
                                                                                                      ----------  ----------
  Total general and administrative expenses ........                                                      4,874       3,792
  Restructuring costs ..............................                                                          0         750
  Depreciation and amortization ....................                                                        960         330
                                                                                                      ----------  ----------
                                                                                                         (5,381)     (4,397)
                                                                                                      ----------  ----------
Net operating income ...............................                                                  $  10,147   $  11,854
                                                                                                      ==========  ==========

Other data:
  Number of motels at period end (5) ...............         131         131           6          5         137         136
  Number of rooms at period end (5) ................      10,888      10,912         345        374      11,233      11,286
  Occupancy percentage (5) .........................       60.61%      64.11%      64.60%     71.94%      60.76%      65.51%
  ADR (1)(5) .......................................   $   42.26   $   41.49   $   55.83   $  56.74   $   42.80   $   39.49
  REVPAR (2)(5) ....................................   $   27.43   $   28.30   $   39.61   $  44.71   $   27.88   $   28.78
  Net operating income margin (3) ..................                                                      17.64%      20.07%
  Net motel revenue margin (4)(5) ..................       42.67%      42.27%      40.46%     42.16%      42.55%      42.27%

[FN]

(1) ADR represents room revenues divided by the total number of rooms occupied.

(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

(3) Net operating income margin represents net operating income divided by total motel operating revenues plus other revenues.

(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

(5) At June 30, 1998 and for the six months then ended, excludes amounts related to the three motels which are leased to third party tenants.

         Total revenues decreased $1,527,000 to $57,534,000 for the six months ended June 30, 1998 from $59,061,000 for the six months ended June 30, 1997 or 2.6%.

         Motel revenues decreased to $57,081,000 for the six months ended June 30, 1998 from $58,586,000 for the six months ended June 30, 1997, a decrease of $1,505,000 or 2.6%. The motel revenues for motels owned during both periods decreased approximately $1,869,000 or 3.3% which was partially offset by an increase of $364,000 for acquired and divested motels, since January 1, 1997. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy percentage. The occupancy percentage decreased from 64.11% for the six months ended June 30, 1997 to 60.61% for the six months ended June 30, 1998. Management attributes the decline in occupancy principally to two factors: i) a significant increase in the supply of motels rooms in the markets in which the Company competes and
ii) the negative impact of the much publicized weather effect of El Nino.
The ADR for the motels owned during both periods increased to $42.26 for the six months ended June 30, 1998 from $41.49 for the six months ended June 30, 1997, an increase of $0.77 or 1.9%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. REVPAR for motels owned during both periods decreased to $27.43 for the six months ended June 30, 1998 from $28.30 for the six months ended June 30, 1997, a decrease of $0.87 or 3.1%. The acquired and divested motels had an occupancy percentage of 64.60%, an ADR of $55.83 and REVPAR of $39.61 for the period which they were owned by the Company in 1998.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $30,617,000 for the six months ended June 30, 1998 from $31,041,000 for the six months ended June 30, 1997, a net decrease of $424,000 or 1.4%. The cost of operating motels owned during both periods decreased to $28,965,000 for the six months ended June 30, 1998 from $29,644,000 for the six months ended June 30, 1997, a decrease of $679,000 or 2.3%. Motel operating expenses for motels acquired and divested since January 1, 1997 increased to $1,652,000 for the six months ended June 30, 1998 from $1,397,000 for the six months ended June 30, 1997. Motel operating expenses as a percentage of motel revenues increased to 53.6% for the six months ended June 30, 1998 from 53.0% for the six months ended June 30, 1997. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 53.6% for the six months ended June 30, 1998 from 53.0% for the six months ended June 30, 1997. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 54.5% for the six months ended June 30, 1998.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $3,810,000 for the six months ended June 30, 1998 from $4,297,000 for the six months ended June 30, 1997, a decrease of $487,000 or 11.3%. The marketing and royalty fees for motels owned during both periods decreased to $3,547,000 for the six months ended June 30, 1998 from $4,053,000 for the six months ended June 30, 1997, a decrease of $506,000 or 12.5%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.0% for the six months ended June 30, 1998 from 7.7% for the six months ended June 30, 1997. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees. In addition, during the period from February 1998 through May 1998 the Company disaffiliated its Shoney's Inns from the ShoLodge Franchise System and ceased the payments of franchise fees at such time. On an annual basis, the Company historically paid approximately $650,000 of franchise fees on its fourteen Shoney's Inns. Marketing and royalty fees for motels acquired and divested since January 1, 1997 increased to $263,000 for the six months ended June 30, 1998 from $244,000 for the six months ended June 30, 1997.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $16,000 to $2,548,000 for the six months ended June 30, 1998 from $2,564,000 for the six months ended June 30, 1997, a decrease of 0.6%. The general and administrative expenses associated with Construction and Development increased $128,000 from $469,000 for the six months ended June 30, 1997 to $597,000 for the six months ended June 30, 1998. Other General and Administrative expenses increased $970,000 to $1,729,000 for the six months ended June 30, 1998 from $759,000 for the six months ended June 30, 1997. The increase is principally due to legal costs incurred in connection with a lawsuit that the Company initiated against ShoLodge Franchise Systems, Inc., the franchiser of the Shoney's Inn franchises operated by the Company. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 4.5% for the six months ended June 30, 1998 and 4.4% for the six months ended June 30, 1997.

         Restructuring costs in the amount of $750,000 were recorded in 1997 as a provision for the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices which are located throughout the country. The provision for restructuring costs covered the associated relocation and severance costs.

         Depreciation and amortization increased to $8,086,000 for the six months ended June 30, 1998 from $7,327,000 for the three months ended June 30, 1997, a net increase of $759,000 or 10.4%. Approximately $630,000 of the net increase in depreciation and amortization is attributable to the corporate operations.

         Net operating income decreased to $10,147,000 for the six months ended June 30, 1998 from $11,854,000 for the six months ended June 30, 1997, a decrease of $1,707,000 or 14.4%. The decrease in net operating income included a decrease of $594,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees) an increase in corporate general and administrative expenses of $1,082,000, an increase in depreciation and amortization of $759,000, a decrease of other revenues of $22,000 and an offset in the amount of $750,000 due to the restructuring provision recorded in 1997. Of the $594,000 decrease in net motel revenues, $684,000 resulted from the motels owned during both periods or a decrease of 3.1%. Net motel revenues for motels acquired and divested since January 1, 1997 increased $90,000. Net operating income as a percent of total revenues was 17.6% for the six months ended June 30, 1998 as compared to 20.1% for the six months ended June 30, 1997.

         Interest expense decreased to $15,415,000 for the six months ended June 30, 1998 from $15,658,000 for the six months ended June 30, 1997, a decrease of $243,000.

         Gain on sale of properties amounted to $14,874,000 for the six months ended June 30, 1998 compared to $669,000 for the respective period in 1997. Two motels and a parcel of vacant land were sold in 1998 for $24.4 million in cash in three unrelated transactions on which the $14.9 million gain was recognized. In 1997, one property was sold for $2.8 consisting of $0.5 million cash and the buyers assumption of a $2.3 million mortgage note.

         Net income increased to $5,843,000 for the six months ended June 30, 1998 from a loss of $1,961,000 for the six months ended June 30, 1997.


Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital. In addition on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of June 30, 1998, the Company had principal repayment obligations of $47,133,000, $8,811,000 and $14,493,000 during the remainder of the fiscal year ending December 31, 1998 and during the fiscal years ending December 31, 1999 and 2000, respectively. The Company has been told by investment bankers that the cash flows derived from the properties securing the maturing mortgage loans will be sufficient to allow for the refinancing of such mortgage debt given the current interest rate environment. As of August 12, 1998 however, the Company had not definitively arranged for such refinancing and therefore is subject to the risk that the credit market could be adversely affected by some unforeseen event. Although the Company does not have lines of credit outstanding, the Company believes sufficient resources exist to meet its normal liquidity needs. A $4.0 million mortgage loan secured by four motel properties matured in May 1998 and was refinanced with the same lender at a 9.5% interest rate for another year.

The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $2,902,000 and $3,001,000 for the six months ended June 30, 1998 and 1997, respectively. In addition, as of June 30, 1998, the Company had $1,018,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. The Company is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

In June 1998, three properties built by an affiliate were acquired for $8,900,000 of which $4,800,000 was funded from the $150,000,000 secured loan facility with CS First Boston. As of August 11, 1998, five properties were under various stages of development for the Company. Management anticipates approximately $16,600,000 will be expended to purchase these motels upon their completion during the next twelve months. In addition, the Company anticipates drawing upon its $150,000,000 secured loan facility with CS First Boston to finance a portion of the acquisition price for these properties.

For the six months ended June 30, 1998, cash and cash equivalents increased $3,861,000. This increase consisted of $6,459,000 of funds provided by operating activities and $11,179,000 of funds provided by investing activities and $13,777,000 of funds used in financing activities. Net investing activities of $11,179,000 include: $23,270,000 of net proceeds from the sale of investment properties; $2,100,000 of funds provided from the collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $208,000 offset by $11,497,000 of cash utilized for motel development and $2,902,000 expended on refurbishment of existing properties. Cash used in financing activities includes: $19,292,000 of cash utilized to repay indebtedness; and $404,000 of cash used for deferred financing costs and other items offset by $5,919,000 from proceeds from notes payable.

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

The Company, in the normal course of operations, is in the process of replacing its primary financial accounting system that was implemented in 1991. The new system will be year 2000 compliant according to the company that developed the software. The Company has made an assessment of its other financial systems and believes other than for a few necessary minor modifications, that they are year 2000 compliant. There can be no guarantee that the systems of other companies such as banks and suppliers on which the Company relies upon to transact business in the normal course will be year 2000 compliant which could possibly cause hardships for the Company.

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

                                                    MOA HOSPITALITY, INC.




August 17, 1998                          By:            /s/  Kurt M. Mueller
                                            ---------------------------------
                                            Kurt M. Mueller
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

August 17, 1998                          By:           /s/  John D. Simon
                                            ---------------------------------
                                            John D. Simon
                                            Secretary and Treasurer