Form 10-Q
period 1998-09-30
MOA HOSPITALITY INC
filed 1998-11-16
CIK 816746

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                              ______________________

                                     FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998.

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

         Number of shares of Common Stock, $.01 par value, outstanding as of November 13, 1998: 800,000

                                INDEX

                 MOA HOSPITALITY, INC. AND SUBSIDIARIES


Part I - Financial Information


Item 1.  Financial Statements

     Condensed consolidated balance sheets - September 30, 1998
     (unaudited) and December 31, 1997 ..................................... 2

     Condensed consolidated statements of operations -
     Three months ended September 30, 1998 and 1997 (unaudited);
     Nine months ended September 30, 1998 and 1997 (unaudited) ............. 3

     Condensed consolidated statements of cash flows -
     Nine months ended September 30, 1998 and 1997 (unaudited) ............. 4

     Notes to condensed consolidated financial statements -
     September 30, 1998 (unaudited) ........................................ 5


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

Item 4.  Submission of Matters to a Vote of Security Holders ...............19

Item 5.  Other Information .................................................19

Item 6.  Exhibits and Reports on Form 8-K ..................................19

Signatures .................................................................20

                                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            MOA HOSPITALITY, INC. AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                                 September 30,  December 31,
                                                                      1998         1997
                                                                 -------------  ------------
                                                                  (Unaudited)

ASSETS
  Current Assets:
  Cash and cash equivalents ...................................   $    27,161   $    13,032
  Accounts receivable from property operations ................         2,870         2,241
  Operating supplies and prepaid expenses .....................         2,030         2,199
  Current portion of mortgage and notes receivable ............           194           602
                                                                  ------------  ------------
  Total Current Assets ........................................        32,255        18,074
  Investment property:
    Operating properties, net of accumulated depreciation .....       291,262       310,992
    Land held for development .................................         2,389         2,389
                                                                  ------------  ------------
Total investment property .....................................       293,651       313,381
  Other Assets:
  Deposits and other assets ...................................           427         6,798
  Restricted cash .............................................         1,549         1,226
  Mortgage and other notes receivable, less current portion ...        10,456         6,801
  Financing and other deferred costs, net of accumulated
    amortization of $8,015 in 1998 and $5,605 in 1997.                 14,232        16,579
                                                                  ------------  ------------
Total Other Assets ............................................        26,664        31,404
                                                                  ------------  ------------
    Total Assets                                                  $   352,570   $   362,859
                                                                  ============  ============
LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable ......................................   $     2,588   $     2,693
  Real estate taxes payable ...................................         3,406         2,450
  Accrued interest payable ....................................         5,822         3,625
  Other accounts payable and
    accrued expenses ..........................................         8,558         4,393
  Current portion of long-term debt ...........................        41,200        67,157
                                                                  ------------  ------------
  Total Current Liabilities ...................................        61,574        80,318

  Net deferred tax liability ..................................         3,415         3,351

  Long-term debt, less current portion:
  Mortgage and other notes payable ............................       175,850       181,098
  12% Senior Subordinated Notes, net of unamortized
    discount of $2,991 in 1998 and $3,265 in 1997..............        77,009        76,735
                                                                  ------------  ------------
  Total Long-term debt, excluding current portion .............       252,859       257,833
                                                                  ------------  ------------
  Total Liabilities ...........................................       317,848       341,502
                                                                  ------------  ------------
  Minority Interests ..........................................         1,717         1,763
  Stockholders' equity:
    Common stock, $.01 par value, 1,500,000 shares
      authorized; 800,000 shares issued and outstanding .......             8             8
    Additional paid-in capital ................................        15,294        15,294
    Retained earnings .........................................        17,703         4,292
                                                                  ------------  ------------
  Total stockholders' equity ..................................        33,005        19,594
                                                                  ------------  ------------
                                                                  $   352,570   $   362,859
                                                                  ============  ============


  See accompanying notes to condensed consolidated financial statements.

               MOA HOSPITALITY, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited, in thousands except share data)



                                                 Three Months Ended      Nine Months Ended
                                                    September 30           September 30
                                              ----------------------  ----------------------
                                                 1998        1997        1998        1997
                                              ----------- ----------- ----------- -----------
Revenues:
  Motel operating revenues .................. $   35,272  $   37,139  $   92,353  $   95,725
  Other revenues ............................        357         139         810         614
                                              ----------- ----------- ----------- -----------
Total revenues ..............................     35,629      37,278      93,163      96,339
Costs and expenses:
  Motel operating expenses ..................     16,152      16,376      46,769      47,417
  Marketing and royalty fees ................      2,132       2,631       5,942       6,928
  General and administrative ................      2,642       1,817       7,516       5,609
  Restructuring Costs .......................          0           0           0         750
  Depreciation and amortization .............      4,194       3,731      12,280      11,058
                                              ----------- ----------- ----------- -----------
Total direct expenses .......................     25,120      24,555      72,507      71,762
                                              ----------- ----------- ----------- -----------
Net operating revenue .......................     10,509      12,723      20,656      24,577
Interest expense ............................      7,705       7,674      23,120      23,332
                                              ----------- ----------- ----------- -----------
Net income (loss) from operations ...........      2,804       5,049      (2,464)      1,245
Gain on sale of properties ..................      9,658           0      24,532         669
Minority interests of others in
  net income from operations ................        (72)       (111)       (112)       (180)
                                              ----------- ----------- ----------- -----------
Net income (loss) before income taxes .......     12,390       4,938      21,956       1,734
Income tax expense (credit) .................      4,822       1,933       8,545         690
                                              ----------- ----------- ----------- -----------
Net income (loss) ........................... $    7,568  $    3,005   $  13,411  $    1,044
                                              =========== =========== =========== ===========
Net income (loss) per common share .......... $     9.46  $     3.76   $   16.76  $     1.31
                                              =========== =========== =========== ===========
Weighted average number of
  common shares outstanding .................    800,000     800,000     800,000     800,000
                                              =========== =========== =========== ===========

See accompanying notes to condensed consolidated financial statements.

                MOA HOSPITALITY, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, in thousands)

                                                                                   Nine Months Ended
                                                                                     September 30
                                                                                ----------------------
                                                                                    1998        1997
                                                                                ----------  ----------
Cash flows provided by (used in) operating activities:
  Net income (loss) ........................................................... $   13,411  $    1,044
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation, amortization and accretion of
        discount on notes .....................................................     12,555      11,300
      Minority interests of others in net income (loss)
        from operations .......................................................        112         180
      Deferred income taxes ...................................................         64         129
      Net gain on sale of properties ..........................................    (24,532)       (669)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable .................................................       (624)       (868)
          Operating supplies, prepaid expenses,
            deposits and other assets .........................................      6,988       6,472
          Increase (decrease) in liabilities:
            Accounts payable and accrued expenses .............................      5,044       2,025
            Accrued interest payable ..........................................      2,197       2,379
                                                                                ----------  ----------
Net cash provided by (used in) operating activities ...........................     15,215      21,992
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties ........................    (13,107)    (11,116)
  Refurbishment of investment properties ......................................     (5,631)     (4,413)
  Net proceeds from sale of investment properties .............................     47,436         340
  Cash restricted for refurbishment of properties .............................       (322)        943
  Collections on mortgage and other notes receivable ..........................      2,152         736
                                                                                ----------  ----------
Net cash provided by (used in) investing activities ...........................     30,528     (13,510)
Cash flows provided by (used in) financing activities:
  Proceeds from secured notes payable .........................................      5,942       2,000
  Repayment of secured notes payable ..........................................    (37,148)     (6,871)
  Distributions to minority interests .........................................       (157)       (236)
  Deferred financing costs ....................................................       (251)       (297)
                                                                                ----------  ----------
Net cash provided by (used in) financing activities ...........................    (31,614)     (5,404)
                                                                                ----------  ----------
Net increase (decrease) in cash and cash equivalents ..........................     14,129       3,078
Cash and cash equivalents at beginning of period ..............................     13,032      12,248
                                                                                ----------  ----------
Cash and cash equivalents at end of period .................................... $   27,161  $   15,326
                                                                                ==========  ==========
Supplementary disclosure of cash flow information:
  Cash paid during the period for interest .................................... $   20,648  $   20,953
                                                                                ==========  ==========
  Cash paid (net of refunds received) during the period
    for income taxes .......................................................... $       96  $      252
                                                                                ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                      MOA HOSPITALITY, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                September 30, 1998


1.  Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1997. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2. Maturing Debt Obligations

     At September 30 ,1998, the Company had $41,200,000 of debt obligations maturing within one year. Included in the $41,200,000 is $37,818,000 of debt obligations maturing prior to December 31, 1998. Two banks have agreed to refinance on a long-term basis $3,590,000 of the $37,818,000 with interest rate and principal amortization terms similar to the existing debt that they hold. In addition, upon the sale of two properties in November 1998, the Company reduced the otherwise maturing principal balances by $4,584,000. Accordingly, as of November 13, 1998 the Company has $29,644,000 of debt obligations that matures prior to year end. The Company has been actively pursuing the refinance of these maturing debt obligations; however, as of November 13, 1998, the Company has not been able to obtained any firm commitments for such refinancing. Given the current state of the capital markets, there is no assurance that the Company will be able to obtain refinancing prior to the maturity of these debt obligations. The condensed consolidated financial statements contain no adjustment relating to the outcome of the above described uncertainty.

3.  Acquisitions and Divestitures

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

                      MOA HOSPITALITY, INC. AND SUBSIDIARIES

                                   (Unaudited)

     In June 1998, the Company borrowed approximately $4.8 million under its $150 million secured loan facility with Credit Suisse First Boston in conjunction with the acquisition of three properties for $8.5 million. The three properties were purchased from an affiliate of the Company that had built the properties for the Company.

     In July 1998, the Company sold one lodging facility to an unrelated party, for approximately $4.0 million consisting of $1.0 million in cash and a
$3 million first mortgage note.   The Company realized a pre-tax gain of
approximately $0.5 million. The Company paid down approximately $2.5 million of the first mortgage debt in conjunction with this transaction.

     In August 1998, the Company sold one lodging facility to an unrelated party, for approximately $2.1 million in cash. The Company realized a pre-tax loss of approximately $.3 million. The Company paid down approximately $2.2 million of the first mortgage debt in conjunction with this transaction.

     In September 1998, the Company sold three lodging facilities to unrelated parties in three separate transactions for approximately $24.9 million consisting of approximately $22.5 million of cash and two separate first mortgage notes aggregating approximately $2.4 million. The Company realized a net pre-tax gain of approximately $8.8 million on these transactions and paid down approximately $11.6 million of first mortage debt.

     In October 1998, the Company borrowed approximately $3.1 million under its $150 million secured loan facility with Credit Suisse First Boston in conjunction with the acquisition of two properties for approximately $6.1 million. The Company had assumed management control of one property in May 1998 and the other property in September 1998. The properties were purchased from an affiliate of the Company that had built the properties for the Company.

     In November 1998, the Company sold two lodging facilities to an unrelated party for approximately $5.0 million in cash. The Company realized a pre-tax gain of approximately $.9 million. The Company paid down approximately $4.6 million of first mortgage debt in conjunction with this transaction. In November, the Company leased one of its lodging facilities to an unrelated party. The lease provided for a $150,000 security deposit, an annual base rent of approximately $157,000 and provided the tenant with option to purchase the property for $1.8 million between November 2003 and July 2004. The lease expires October 31, 2004. The Company also has entered into an agreement to sell one of its lodging facility for $3.7 million consisting of cash in the approximate amount of $.8 million and a first mortgage note in the approximate amount of $2.9 million. The Company has received a $.3 million non-refundable deposit to be applied toward the purchase price. The transaction is expected to close in November and result in an approximate gain of $.4 million.

     During the third quarter, the Company recognized a $.6 million gain on the sale of an investment.

4.   Income Taxes
     Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes principally as a result of state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

General

        MOA operates principally in the economy, limited-service segment of the lodging industry. As a result, its average room rates tend to be lower than the average room rates of full service lodging facilities and the overall industry average. However, due to the limited nature of the public space and ancillary services provided by economy limited service motels, the Company's expenses tend to be lower than those of full service lodging facilities and the overall industry average. The profitability of the lodging industry in general is significantly dependent upon room rental rates and occupancy rates. Due to the fixed nature of a relatively high portion of the Company's expenses, changes in either room rates or occupancy rates can result in significant changes in the operating profit of the Company's motels.

Between January 1, 1997 and September 30, 1998, the Company has acquired or assumed management control pending acquisition and sold a number of motels in various transactions summarized as follows:


                                                                Number of
        Date                  Transaction                         Rooms
        -----                 -----------                      -----------
        January 1997          Sold a motel located in             (130)
                              Kissimmee, FL.

        February 1997         Assumed management control            48
                              of a motel located in
                              Greensboro, GA which was built
                              by an affiliate for the Company
                              and acquired in October 1997.

                                                                Number of
        Date                  Transaction                         Rooms
        -----                 -----------                      -----------
        May 1997              Assumed management control            61
                              of a motel located in
                              Wilson, NC which was built
                              by an affiliate for the Company
                              and acquired in October 1997.

        September 1997        Assumed management control           117
                              of two motels located in
                              Columbia, SC and Milford, MA
                              which were built by an
                              affiliate for the Company
                              and acquired in October 1997.


        December 1997         Sold a motel located in              (48)
                              Cambridge, OH.

                              Purchased a motel located in          53
                              East Syracuse, NY which was built
                              by an affiliate for the Company.

        March 1998            Sold a motel located in              (49)
                              South Hill, VA.

                              Assumed management control            54
                              of a motel located in Mineral
                              Wells, WV which was built by an
                              affiliate for the Company and
                              acquired in June 1998.  The
                              Company has leased the property
                              to a third party tenant.

        May 1998              Sold a motel located in             (168)
                              Santa Clara, CA.  Sold adjacent
                              vacant land in June 1998.

                              Assumed management control            66
                              of a motel located in Mishawaka,
                              IN which was built by an affiliate
                              for the Company.

                                                                Number of
        Date                  Transaction                         Rooms
        -----                 -----------                      -----------


        June 1998             Assumed management control           131
                              of two motels located in Lake
                              City, FL and Stafford, TX
                              which were built by an affiliate
                              for the Company and acquired in
                              June 1998. The Company has
                              leased the properties to third
                              party tenants.

        July 1998             Sold a motel located in             (122)
                              Detroit/Novi, MI.

        August 1998           Sold a motel located in             (128)
                              Louisville, KY.

        September 1998        Sold three motels located in        (280)
                              Santa Monica, CA; Greensboro, GA;
                              and, Birmingham/Pelham, AL.

                              Assumed management control of a        60
                              motel located in Athens, GA that
                              was built by an affiliate for the
                              Company and acquired in October,
                              1998.  The Company has leased the
                              property to a third party tenant.
                                                                   ------
                                                                    (335)
                                                                   ======

        In the aggregate, the Company received $29.7 million in cash (inclusive of $48.0 million of net proceeds from sales of properties) in conjunction with the above listed transactions. Cash required for the above described acquisitions was funded from internal sources and $12.5 million in borrowings.

        The above listed acquisitions have been accounted for under the purchase method of accounting and therefore results from operations have been included only since the earlier of the date of acquisition or date the Company assumed management control and was at financial risk.

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.


                                                   Supplemental Operating Results and Statistics
                                             ----------------------------------------------------------
                                                                    (unaudited)


                                                           Three Months Ended September 30
                                             ----------------------------------------------------------
                                                 Motels Owned        Acquisitions/
                                                 Both Periods        Divestitures       Consolidated
                                             --------------------  -----------------  -----------------
                                                1998      1997       1998     1997      1998     1997
                                             ---------- ---------  -------- --------  -------- --------

                                                      (dollars in thousands, except Other data)

Motel operations:
  Motel operating revenues:
    Room revenues ...........................$  31,092  $ 31,782   $ 2,272  $ 3,438   $33,364  $35,220
    Ancillary motel revenues ................    1,565     1,418       343      501     1,908    1,919
                                             ---------- ---------  -------- --------  -------- --------
      Total motel operating revenues.........   32,657    33,200     2,615    3,939    35,272   37,139
  Motel costs and expenses:
    Motel operating expenses ................   14,522    14,399     1,630    1,977    16,152   16,376
    Marketing and royalty fees ..............    2,001     2,413       131      218     2,132    2,631
    Depreciation and amortization ...........    3,343     3,246       308      279     3,651    3,525
                                             ---------- ---------  -------- --------  -------- --------
      Total motel direct expenses ...........   19,866    20,058     2,069    2,474    21,935   22,532
                                             ---------- ---------  -------- --------  -------- --------
                                             $  12,791  $ 13,142   $   546  $ 1,465    13,337   14,607
                                             ========== =========  ======== ========
Corporate operations:
  Other revenues ............................                                             357      139
  General and administrative expenses:
    Management operations ...................                                           1,462    1,042
    Construction/Acquisition and
       Divestiture ..........................                                             221      190
    Other general and administrative.........                                             959      585
                                                                                      -------- --------
  Total general and administrative expenses .                                           2,642    1,817
  Depreciation and amortization .............                                             543      206
                                                                                      -------- --------
                                                                                       (2,828)  (1,884)
                                                                                      -------- --------
Net operating income ........................                                         $10,509  $12,723
                                                                                      ======== ========

Other data:
  Number of motels at period end (5).........      128       128         4       10       132      138
  Number of rooms at period end (5) .........   10,490    10,490       236      912    10,726   11,402
  Occupancy percentage (5) ..................   69.64%    71.03%    70.92%   73.18%    69.71%   71.18%
  ADR (1)(5) ................................  $ 46.26   $ 46.28   $ 47.51  $ 64.42   $ 46.92  $ 47.59
  REVPAR (2)(5) .............................  $ 33.84   $ 34.34   $ 40.52  $ 54.01   $ 34.58  $ 35.72
  Net operating income margin (3) ...........                                          29.50%   34.13%
  Net motel revenue margin (4)(5) ...........   51.89%    51.56%    37.59%   50.73%    50.92%   51.48%


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

(5) At September 30, 1998 and for the three months then ended, excludes amounts related to four motels which are leased to third party tenants.

        Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $35,629,000 for the three months ended September 30, 1998 from $37,278,000 for the three months ended September 30, 1997, a decrease of $1,649,000 or 4.4%.

        Motel revenues decreased to $35,272,000 for the three months ended September 30, 1998 from $37,139,000 for the three months ended September 30, 1997, a decrease of $1,867,000 or 5.0%. The motel revenues for motels owned during both periods decreased approximately $543,000 or 1.6%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy percentage. The occupancy percentage decreased from 71.03% for the three months ended September 30, 1997 to 69.64% for the three months ended September 30, 1998. Management attributes the decline in occupancy principally to the significant increase in the supply of motels rooms in the markets in which the Company competes. The average daily rate ("ADR") for the motels owned during both periods decreased slightly to $46.26 for the three months ended September 30, 1998 from $46.28 for the three months ended September 30, 1997. REVPAR for motels owned during both periods decreased to $33.84 for the three months ended September 30, 1998 from $34.34 for the three months ended September 30, 1997, a decrease of $0.50 or 1.5%. Motel revenues for motels acquired and divested since January 1, 1997 accounted for $1,324,000 of the overall $1,867,000 decrease in motel revenues. The acquired and divested motels had an occupancy percentage of 70.92%, an ADR of $47.51 and REVPAR of $40.52 for the three months ended September 30, 1998.

        Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $16,152,000 for the three months ended September 30, 1998 from $16,376,000 for the three months ended September 30, 1997, a net decrease of $224,000 or 1.4%. The cost of operating motels owned during both periods increased to $14,522,000 for the three months ended September 30, 1998 from $14,399,000 for the three months ended September 30, 1997, an increase of $123,000 or 0.9%. Increases in labor costs which were mitigated to some extent by a decline in certain other operating costs, were responsible for the overall increase in operating expenses. Management attributes the increase in labor costs to be a result of the overall tight labor markets as indicated by the historically low level of unemployment and an increase in the minimum wage instituted in the prior year. Motel operating expenses for motels acquired and divested since January 1, 1997 decreased to $1,630,000 for the three months ended September 30, 1998 from $1,977,000 for the three months ended September 30, 1997. Motel operating expenses as a percentage of motel revenues increased to 45.8% for the three months ended September 30, 1998 from 44.1% for the three months ended September 30, 1997. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 44.5% for the three months ended September 30, 1998 from 43.4% for the three months ended September 30, 1997. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 62.3% for the three months ended September 30, 1998.

        Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $2,132,000 for the three months ended September 30, 1998 from $2,631,000 for the three months ended September 30, 1997, a decrease of $499,000 or 19.0%. The marketing and royalty fees for motels owned during both periods decreased to $2,001,000 for the three months ended September 30, 1998 from $2,413,000 for the three months ended September 30, 1997, a decrease of $412,000 or 17.1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 6.4% for the three months ended September 30, 1998 from 7.6% for the three months ended September 30, 1997. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees. In addition, during the period from February 1998 through May 1998 the Company disaffiliated its Shoney's Inns from the ShoLodge Franchise System and ceased the payments of franchise fees at such time. On an annual basis, the Company historically paid approximately $650,000 of franchise fees on its fourteen Shoney's Inns. Marketing and royalty fees for motels acquired and divested since January 1, 1997 decreased to $131,000 for the three months ended September 30, 1998 from $218,000 for the three months ended September 30, 1997.

        Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Other General and Administrative. Included in the Management Company Operations, which is the division responsible for the day-to-day motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $420,000 to $1,462,000 for the three months ended September 30, 1998 from $1,042,000 for the three months ended September 30, 1997, an increase of 40.3%. The increase is principally due to costs incurred with respect to the installation and the implementation of the Company's new primary financial accounting system. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $31,000 from $190,000 for the three months ended September 30, 1997 to $221,000 for the three months ended September 30, 1998. The increase is a result of an increase in the divestiture activities of the Company partially offset by a decline in development activities of the Company. Other General and Administrative expenses increased $374,000 to $959,000 for the three months ended September 30, 1998 from $585,000 for the three months ended September 30, 1997. The increase is principally due to legal costs incurred in connection with a lawsuit that the Company initiated against Shoney's Franchise Systems, Inc., the franchiser of the former Shoney's Inn franchises operated by the Company. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 4.1% for the three months ended Septembe 30, 1998 and 2.8% for the three months ended September 30, 1997.

        Depreciation and amortization increased to $4,194,000 for the three months ended September 30, 1998 from $3,731,000 for the three months ended September 30, 1997, a net increase of $463,000 or 12.4%. Approximately $337,000 of the net increase in depreciation and amortization is attributable to the corporate operations resulting from the amortization of deferred costs.

        Net operating income decreased to $10,509,000 for the three months ended September 30, 1998 from $12,723,000 for the three months ended September 30, 1997, a decrease of $2,214,000 or 17.4%. The decrease in net operating income included a decrease of $1,144,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees) an increase in corporate general and administrative expenses of $825,000 and an increase in depreciation and amortization of $463,000. This decrease was partially mitigated by an increase in other revenues of $218,000. Net operating income as a percent of total revenues was 29.5% for the three months ended September 30, 1998 as compared to 34.1% for the three months ended September 30, 1997.

        Interest expense increased to $7,705,000 for the three months ended September 30, 1998 from $7,674,000 for the three months ended September 30, 1997, an increase of $31,000.

        Gain on sale of properties amounted to $9,658,000 on a pre-tax basis for the three months ended September 30, 1998. The gain consisted of $9,058,000 from the sale of five lodging properties and a gain of $600,000 on the sale of an investment during the third quarter of 1998.

        Net income increased to $7,568,000 for the three months ended September 30, 1998 from $3,005,000 for the three months ended September 30, 1997. The increase in net income was driven by the gains realized on the sale of properties which more than offset the decline in operating income.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

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

                                                     Supplemental Operating Results and Statistics
                                              ----------------------------------------------------------
                                                                      (unaudited)

                                                             Nine Months Ended September 30
                                              ----------------------------------------------------------
                                                 Motels Owned        Acquisitions/
                                                 Both Periods        Divestitures        Consolidated
                                              ------------------  ------------------  ------------------
                                                1998      1997      1998      1997      1998      1997
                                              --------  --------  --------  --------  --------  --------
                                                       (dollars in thousands, except Other data)

Motel operations:
  Motel operating revenues:
    Room revenues ........................... $ 77,973  $ 80,820  $  8,629  $  9,404  $ 86,602  $ 90,224
    Ancillary motel revenues ................    4,434     4,085     1,317     1,416     5,751     5,501
                                              --------  --------  --------  --------  --------  --------
      Total motel operating revenues ........   82,407    84,905     9,946    10,820    92,353    95,725
  Motel costs and expenses:
    Motel operating expenses ................   41,111    41,417     5,658     6,000    46,769    47,417
    Marketing and royalty fees ..............    5,399     6,305       543       623     5,942     6,928
    Depreciation and amortization ...........   10,047     9,671       730       847    10,777    10,518
                                              --------  --------  --------  --------  --------  --------
      Total motel direct expenses ...........   56,557    57,393     6,931     7,470    63,488    64,863
                                              --------  --------  --------  --------  --------  --------
                                              $ 25,850  $ 27,512  $  3,015  $  3,350    28,865    30,862
                                              ========  ========  ========  ========
Corporate operations:
  Other revenues ............................                                              810       614
  General and administrative expenses:
    Management operations ...................                                            4,011     3,605
    Construction/Acquisition and
       Divestiture ..........................                                              817       659
    Other general and administrative ........                                            2,688     1,345
                                                                                      --------  --------
  Total general and administrative expenses .                                            7,516     5,609
  Restructuring costs .......................                                                0       750
  Depreciation and amortization .............                                            1,503       540
                                                                                      --------  --------
                                                                                       (8,209)   (6,285)
                                                                                      --------  --------
Net operating income ........................                                         $ 20,656  $ 24,577
                                                                                      ========  ========
Other data:
  Number of motels at period end (5) ........      127       127         5        11       132       138
  Number of rooms at period end (5) .........   10,429    10,429       297       973    10,726    11,402
  Occupancy percentage (5) ..................   63.47%    66.39%    67.44%    70.49%    63.75%    66.65%
  ADR (1) (5) ............................... $  43.16  $  42.66  $  58.34  $  61.11  $  44.31  $  44.01
  REVPAR (2) (5) ............................ $  28.95  $  29.75  $  45.35  $  49.56  $  30.12  $  31.12
  Net operating income margin (3) ...........                                           22.17%    25.51%
  Net motel revenue margin (4) (5) ..........   46.04%    46.01%    43.40%    44.63%    45.77%    45.86%

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

(5) At September 30, 1998 and for the nine months then ended, excludes amounts related to four motels which are leased to third party tenants.

        Total revenues decreased $3,176,000 to $93,163,000 for the nine months ended September 30, 1998 from $96,339,000 for the nine months ended September 30, 1997 or 3.3%.

        Motel revenues decreased to $92,353,000 for the nine months ended September 30, 1998 from $95,725,000 for the nine months ended September 30, 1997, a decrease of $3,372,000 or 3.5%. The motel revenues for motels owned during both periods decreased approximately $2,498,000 or 2.9% and the motel revenues for acquired and divested motels, since January 1, 1997 declined approximately $874,000. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy percentage. The occupancy percentage decreased from 66.39% for the nine months ended September 30, 1997 to 63.47% for the nine months ended September 30, 1998. Management attributes the decline in occupancy principally to two factors: i) a significant increase in the supply of motels rooms in the markets in which the Company competes and ii) the negative impact of the much publicized weather effect of El Nino during the first part of 1998. The ADR for the motels owned during both periods increased to $43.16 for the nine months ended September 30, 1998 from $42.66 for the nine months ended September 30, 1997, an increase of $0.50 or 1.2%. REVPAR for motels owned during both periods decreased to $28.95 for the nine months ended Sepember 30, 1998 from $29.75 for the nine months ended September 30, 1997, a decrease of $0.80 or 2.7%. The acquired and divested motels had an occupancy percentage of 67.44%, an ADR of $58.34 and REVPAR of $45.35 for the period which they were owned by the Company in 1998.

        Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $46,769,000 for the nine months ended September 30, 1998 from $47,417,000 for the nine months ended September 30, 1997, a net decrease of $648,000 or 1.4%. The cost of operating motels owned during both periods decreased to $41,111,000 for the nine months ended September 30, 1998 from $41,417,000 for the nine months ended September 30, 1997, a decrease of $306,000 or .7%. Motel operating expenses for motels acquired and divested since January 1, 1997 decreased to $5,658,000 for the nine months ended September 30, 1998 from $6,000,000 for the nine months ended September 30, 1997. Motel operating expenses as a percentage of motel revenues increased to 50.6% for the nine months ended September 30, 1998 from 49.5% for the nine months ended September 30, 1997. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.9% for the nine months ended September 30, 1998 from 48.8% for the nine months ended September 30, 1997. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 56.9% for the nine months ended September 30, 1998.

        Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $5,942,000 for the nine months ended September 30, 1998 from $6,928,000 for the nine months ended September 30, 1997, a decrease of $986,000 or 14.2%. The marketing and royalty fees for motels owned during both periods decreased to $5,399,000 for the nine months ended September 30, 1998 from $6,305,000 for the nine months ended September 30, 1997, a decrease of $906,000 or 14.4%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 6.9% for the nine months ended September 30, 1998 from 7.8% for the nine months ended September 30, 1997. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees. In addition, during the period from February 1998 through May 1998 the Company disaffiliated its Shoney's Inns from the ShoLodge Franchise System and ceased the payments of franchise fees at such time. On an annual basis, the Company historically paid approximately $650,000 of franchise fees on its fourteen Shoney's Inns. Marketing and royalty fees for motels acquired and divested since January 1, 1997 decreased to $543,000 for the nine months ended September 30, 1998 from $623,000 for the nine months ended June 30, 1997.

        Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Other General and Administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $406,000 to $4,011,000 for the nine months ended September 30, 1998 from $3,605,000 for the nine months ended September 30, 1997, an increase of 11.3%. The increase is principally due to the costs incurred with respect to the installation and implementation of the Company's new primary financial accounting system. The general and administrative expenses associated with the Construction/Acquisition and Divestiture Division increased $158,000 from $659,000 for the nine months ended September 30, 1997 to $817,000 for the nine months ended September 30, 1998. Other General and Administrative expenses increased $1,343,000 to $2,688,000 for the nine months ended September 30, 1998 from $1,345,000 for the nine months ended September
30, 1997. The increase is principally due to legal costs incurred in connection with a lawsuit that the Company initiated against ShoLodge Franchise Systems, Inc., the franchiser of the Shoney's Inn franchises operated by the Company. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 4.3% for the nine months ended September 30, 1998 and 3.8% for the nine months ended September 30, 1997.

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

        Depreciation and amortization increased to $12,280,000 for the nine months ended September 30, 1998 from $11,058,000 for the nine months ended September 30, 1997, a net increase of $1,222,000 or 11.1%. Approximately $963,000 of the net increase in depreciation and amortization is attributable to the corporate operations resulting from the amortization of deferred costs.

        Net operating income decreased to $20,656,000 for the nine months ended September 30, 1998 from $24,577,000 for the nine months ended September 30, 1997, a decrease of $3,921,000 or 16.0%. The decrease in net operating income included a decrease of $1,738,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees) an increase in corporate general and administrative expenses of $1,907,000 and an increase in depreciation and amortization of $1,222,000; partially offset by an increase of other revenues in the amount of $196,000 and the $750,000 restructuring provision recorded in 1997. Of the $1,738,000 decrease in net motel revenues, $1,286,000 resulted from the motels owned during both periods or a decrease of 3.5%. Net operating income as a percent of total revenues was 22.4% for the nine months ended September 30, 1998 as compared to 25.7% for the nine months ended September 30, 1997.

        Interest expense decreased to $23,120,000 for the nine months ended September 30, 1998 from $23,332,000 for the nine months ended September 30, 1997, a decrease of $212,000.


        Gain on sale of properties amounted to $24,532,000 for the nine months ended September 30, 1998 compared to $669,000 for the respective period in 1997. Seven motels, a parcel of vacant land and an investment were sold in 1998 as compared to one property in the respective period for 1997.

        Net income increased to $13,411,000 for the nine months ended September 30, 1998 from $1,044,000 for the nine months ended September 30, 1997. The increase in net income is due to the sale of properties which more than offset the decline in operating income.


Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital. In addition on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of September 30, 1998, the Company had principal repayment obligations of $39,269,000, $8,636,000 and $6,001,000 during the remainder of the fiscal year ending December 31, 1998 and during the fiscal years ending December 31, 1999 and 2000, respectively. The Company had been told by investment bankers that the cash flows derived from the properties securing the maturing mortgage loans would be sufficient to allow for the refinancing of such mortgage debt given the interest rate environment that had existed throughout much of 1998. The availability of financing however has changed significantly in the past couple of months with the capital markets seeking safety in the form of United States government securities and liquidity. Accordingly, it is less certain that the Company will be able to secure replacement financing of its debt obligations that are maturing through the remainder of 1998. The Company has been actively pursuing such refinancing; however, as of November 13, 1998 no firm commitments to refinance such maturing debt have been secured. Banks holding two separate pieces of debt aggregating $3,590,000 at September 30, 1998 that recently matured, have agreed to refinance such debt on a long-term basis at interest rates and principal amortization terms similar to the debt being refinanced. The legal documentation of these refinances are in the process of being finalized. There are two other separate pieces of debt maturing in the remainder of 1998 with principal balances of $17,540,000 and $16,688,000 at September 30, 1998. Subsequent to September 30, 1998, the Company paid down $4,584,000 of the $16,688,000 outstanding at September 30, 1998 with the net proceeds from the sale of two properties. The Company believes that the remaining properties and the cash flow produced by the properties securing these borrowings should be sufficient to allow for refinancing to be obtained. In addition, given the current cash balances of the Company, the Company would be in a position to reduce the amount of refinancing being sought in order to secure financing if necessary. Given the current state of the capital markets, there is no assurance that the Company will be able to obtain refinancing prior to the maturity of debt obligations discussed above.

The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $5,631,000 and $4,413,000 for the nine months ended September 30, 1998 and 1997, respectively. In addition, as of September 30, 1998, the Company had $1,549,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. The Company is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

In June 1998, three properties built by an affiliate were acquired for $8,500,000 of which $4,800,000 was funded from the $150,000,000 secured loan facility with CS First Boston. In October 1998, the Company acquired two properties for $6,100,000 that were built by an affiliate. The purchase was partially funded by $3,100,000 of borrowings by the Company under its $150,000,000 secured loan facility with CS First Boston. As of November 13, 1998, two properties were under various stages of development for the Company. Management anticipates approximately $5,550,000 will be expended to purchase these motels upon their completion toward the end of 1998 of which the Company anticipates borrowing approximately $3,550,000 from CS First Boston under the $150,000,000 secured loan facility. In addition, the Company anticipates drawing upon its $150,000,000 secured loan facility with CS First Boston to finance a portion of the acquisition price for these properties.

For the nine months ended September 30, 1998, cash and cash equivalents increased $14,129,000. This increase consisted of $15,215,000 of funds provided by operating activities and $30,528,000 of funds provided by investing activities and $31,614,000 of funds used in financing activities. Net investing activities of $30,528,000 include: sources of $47,436,000 from the net proceeds from the sale of investment properties and $2,152,000 of funds provided from the collections on mortgage and other notes receivable; and uses of $322,000 representing the change in cash restricted for refurbishment, $13,107,000 of cash utilized for motel development and $5,631,000 expended on refurbishment of existing properties. Cash used in financing activities includes: $37,148,000 of cash utilized to repay indebtedness; and $408,000 of cash used for deferred financing costs and distributions to minority interests offset by $5,942,000 from proceeds from additonal borrowings.

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

The Company completed the installation and implementation of its new primary financial accounting system in September 1998 at a cost of approximately $400,000. The new system is year 2000 compliant according to the manufacturer and developer of the hardware and software. The Company has made an assessment of its other financial systems and believes other than for a few necessary minor modifications, that they are year 2000 compliant. There can be no guarantee that the systems of other companies, principally banks and the Company's credit card processor on which the Company relies upon to transact business in the normal course will be year 2000 compliant which could possibly cause hardships for the Company.

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

                                                        MOA HOSPITALITY, INC.




November 13, 1998                     By:  /s/  Kurt M. Mueller
                                           Kurt M. Mueller
                                           Chief Financial Officer
                                           (Principal Accounting Officer)


November 13, 1998                     By:  /s/  John D. Simon
                                           John D. Simon
                                           Secretary and Treasurer