Form 10-K
period 1998-12-31
MOA HOSPITALITY INC
filed 1999-05-24
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                                   (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.
                                       or

        [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 33-78866
                             ----------------------

                              MOA HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        33-0166914
(State or other jurisdiction of                  (I.R.S.Employer
incorporation or organization)                     Identification No.)

 701 Lee Street, Suite 1000, Des Plaines, Illinois              60016
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (847) 803-1200

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X]    Yes   [] No

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                     [X]    Yes   [] No



     Number of shares of Common Stock, $.01 par value outstanding as of May 14, 1999: 800,000

                            INDEX TO FORM 10-K

                                                                           Page
                                    Part I

      Item 1.     Business                                                    3

      Item 2.     Properties                                                  8

      Item 3.     Legal Proceedings                                          14

      Item 4.     Submission of Matters to a Vote of Security Holders        14


                                    Part II

      Item 5.     Market for Registrant's Common Equity and Related          14
                  Stockholder Matters

      Item 6.     Selected Financial Data                                    15

      Item 7.     Management's Discussion and Analysis of Financial          16
                  Condition and Results of Operations

      Item 8.     Financial Statements and Supplementary Data                25

      Item 9.     Changes in and Disagreements with Accountants on           25
                  Accounting and Financial Disclosure


                                    Part III

      Item 10.    Directors and Executive Officers of the Registrant         26

      Item 11.    Executive Compensation                                     28

      Item 12.    Security Ownership of Certain Beneficial Owners and        29
                  Management

      Item 13.    Certain Relationships and Related Transactions             29


                                    Part IV

      Item 14.    Exhibits, Financial Statement Schedules, and Reports       30
                  on Form 8-K

ITEM 1.  BUSINESS

 General

         MOA Hospitality, Inc. and its subsidiaries ("MOA" or the "Company") is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 1998, the Company, directly and through subsidiaries, owned 135 lodging facilities located in 38 states with a total of 10,736 rentable guestrooms. The Company owns a 100% interest in all but two of its properties. At December 31, 1998, the Company operated all of its motels with the exception of five motels that were leased to and operated by third-party tenants pursuant to operating leases. The Company's largest concentrations of lodging facilities are located in the States of Illinois and Georgia with 13 lodging facilities in each state. Properties owned in the states of Illinois and Georgia at December 31, 1998, accounted for 8.01% and 6.16% of consolidated motel operating revenues for the year ended December 31, 1998, respectively. 118 of the Company's lodging facilities are operated pursuant to franchise or license agreements under the following national brand names: Best Western, Comfort Inn, Day's Inn, Holiday Inn Express, Microtel, Ramada, Ltd., Super 8, Travelodge and Villager Lodge. 105 of the franchise or license agreements are with brands owned by Cendant Corporation including 91 with Super 8 Motels, Inc., a wholly owned subsidiary of Cendant Corporation. MOA believes its lodging facilities benefit from affiliating with national brands primarily due to the national brand name recognition achieved through national advertising and product distribution.
In addition, the franchisor or licensor typically provide additional services such as: central reservation services, sponsorship of customer loyalty programs, exposure in published travel directories, leads with respect to group tour business and other professional services such as quality assurance inspections.

         Subsequent to December 31, 1998 through May 14, 1999, the Company closed on the sale of six properties. In addition, the Company entered into seven additional leases with third-party tenants.

         The Company was incorporated in 1986 under the laws of the State of Delaware to continue the business commenced by its predecessors in 1982. The Company's principal executive offices are located at 701 Lee Street, Suite 1000, Des Plaines, Illinois 60016, telephone (847) 803-1200.

 Recent History

         The  Company  has   experienced  a   deterioration   in  its  operating
performance over the past several years. The following table summarizes the recent operating performance of the Company (in 000's):

                                     1994       1995      1996      1997       1998
                                    ------     ------   --------  --------  ---------
Income(Loss) from Operations prior
  to Impairment Losses and
  Restructuring Costs               $4,460     $1,685   $(1,080)  $(3,137)  $(11,474)
Impairment Losses and
  Restructuring Costs                   --         --        --    (3,276)    (9,300)
                                    ------     ------   --------  --------  ---------
Income(Loss) from Operations        $4,460     $1,685   $(1,080)  $(6,413)  $(20,774)
                                    ======     ======   ========  ========  =========

     The Company attributes the deterioration in its operating performance to a myriad of factors, including but not limited to, a significant increase in competitive supply resulting from the extensive building of new motel properties in the markets in which the Company competes. Also increases in certain operating costs including labor due to the historically low levels of unemployment requiring the Company to compete with other industries for qualified employees. Based on a property-by-property review, the Company believes it is unlikely that it will realize the carrying value of certain of its assets due to a deterioration in their operating performance caused by factors outside of management's control and which are expected to continue for the foreseeable future. As a result of this review, the Company recorded an impairment loss of $9.3 million in 1998. In 1997, the Company also recorded impairment losses of $2.5 million and restructuring charges of $750,000. As discussed below, the Company has undertaken a number of transactions during the period presented above including acquisitions, development and sales of properties along with refinancing of the Company's mortgage debt. Although the Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the $80 million 12% Senior Subordinated Notes in 2004.

         Since December 31, 1995, the Company has had a net increase in the number of lodging properties owned from 125 properties to 135 properties at December 31, 1998. This net increase was accomplished through acquisition and development funded by borrowings and internally generated funds, including funds realized from the sale of certain properties. A summary of the significant transactions with respect to the number of lodging properties owned and operated by the Company that have occurred since December 31, 1995 through May 14, 1999 is as follows:

         In January 1996, the Company acquired nineteen lodging facilities from Forte USA, Inc., a subsidiary of Forte Hotels, Inc., for approximately $35.5 million in cash. The transaction was funded by $30.9 million of borrowings under a two-year secured line of credit facility established with Nomura Asset Capital Corporation ("NACC") in 1994 and from other unaffiliated sources. During 1996, the Company, in a series of transactions, sold eleven motel properties for $15.8 million in net cash proceeds and $6.3 million in mortgage and other notes receivable. In November 1996, the Company completed two separate financing transactions with CS First Boston Corporation ("CSFB") pursuant to which the Company borrowed approximately $37.2 million. Approximately $29.8 million of the proceeds were utilized to repay the entire outstanding borrowings under the NACC secured line of credit facility; $1.6 million of the proceeds were utilized toward a partial pay-down of certain other borrowings; and the remaining net proceeds were retained for general corporate purposes. Two other lodging properties were acquired during 1996 in two separate transactions.

         In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. In connection with the construction loan facility, the Company had guaranteed completion of the construction of each property and the subsidiary acquiring the properties had guaranteed the construction loan facility to a maximum of $10.0 million. In 1997, five (5) such properties were acquired for $12.9 million of which $7.8 million was funded from a $150.0 million secured loan facility between the subsidiary acquiring the properties and CSFB. This facility provided for, among other things, interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two
(42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20.0 million of borrowing under the facility. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under the $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with respect to any additional funding thereunder. At December 31, 1998, approximately $17.7 million of borrowings were outstanding under the $150.0 million CSFB secured loan facility. The amount outstanding is secured by eleven properties and a pledge of the common stock of the subsidiary that owns such properties. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.


         During 1997, in separate transactions, the Company sold two properties for an aggregate of $3.9 million consisting of cash in the amount of $0.1 million, a mortgage note receivable in the amount of $1.0 million and the buyer's assumption of a mortgage note in the amount of $2.3 million. The Company remains contingently liable on the $2.3 million note; in the event the purchaser does not perform under its obligations.

         During 1998, the Company, in a series of separate transactions with unaffiliated parties, sold ten properties for approximately $61.3 million consisting of cash in the amount of $53.0 million and first mortgage notes in the amount of $8.3 million. These transactions resulted in a net gain of approximately $23.7 million. Approximately $33.3 million of the net proceeds were utilized to pay down certain outstanding borrowings. During 1998, the Company also sold a parcel of vacant land and an investment in a partnership for an aggregate amount of $4.2 million in cash that resulted in gains of approximately $2.4 million.

         During 1998, the Company acquired seven newly constructed motels from an affiliate at cost for an aggregate amount of $20.6 million in cash. The purchases of these motels were funded from $11.4 million of new borrowing under the CSFB secured loan facility referred to above, application of amounts previously deposited with the affiliate and from internally generated funds, including funds from the net proceeds from the sale of properties. As of December 31, 1998, there is one motel property being constructed for the Company by the affiliate and the affiliate is holding one parcel of vacant land. The Company anticipates acquiring the motel currently under construction in 1999 for approximately $2.7 million.

         Subsequent to December 31, 1998 through May 14, 1999, the Company sold six properties for approximately $16.9 million consisting of $7.0 million in cash and $9.9 million in first mortgage notes. These sales transactions resulted in losses of $2.7 million and gains of $1.6 million. The Company recorded the losses in its 1998 operating results as a component of impairment losses reflected on the face of the Consolidated Statements of Operations.

 Industry and Competition

         The United States lodging industry is generally comprised of two sectors: full-service facilities and limited-service facilities. Full-service lodging facilities generally have more extensive common areas (including restaurants, lounges and extensive meeting room facilities), offer more services such as bell service and room service, and tend to be larger in terms of number of rooms than limited-service facilities. MOA's properties are principally limited-service type lodging facilities. The United States lodging industry is also categorized into five general price segments (based on relative pricing in local markets): luxury, upscale, mid-price, economy, and budget. MOA's properties predominately fall into the economy segment with a small percentage represented in both the mid-price and budget segments. Industry estimates indicate that there are over 23,000 lodging facilities within the mid-price, economy and budget segments. The United States lodging industry is also generally considered to be relatively fragmented in terms of ownership, especially with respect to the mid-price, economy and budget segments. This combination of a large number of competitive lodging facilities and limited concentration of ownership makes the segment in which MOA's lodging facilities compete very competitive.

         Generally, each of the Company's lodging facilities competes within its local market with several national and regional brand affiliated lodging facilities along with many independent competitive lodging facilities. Some of the more recognizable brands with which the Company's lodging facilities compete either directly or indirectly include: Baymont Inns (f/k/a Budgetel Inns), Comfort Inns, Day's Inns, Fairfield Inns, Hampton Inns, Holiday Inn Express, LaQuinta Inns, Motel 6, Ramada, Ltd., Red Roof Inns, Super 8 Motels and Travelodge. Distinguishing characteristics among competitive lodging facilities include: convenience of location, degree of curb appeal, reasonableness of room rates, and in particular with repeat customers the quality and cleanliness of room accommodations and the level of service.

         The Company competes with other lodging facilities for a wide spectrum of business and leisure travelers who desire consistency in the quality of their accommodations and demand reasonable prices. They tend to be value conscious consumers consisting of: construction workers, sales people, technicians, senior citizens, government and military employees, and vacation travelers. Due to the nature and location of the Company's lodging facilities, the Company does not experience any significant degree of advance bookings typical with many resort or destination locations nor does any one customer represent a significant portion of the Company's revenues.

         The lodging industry has seen a significant increase in the construction of new lodging facilities over the course of the past few years. Management believes this increase is a result of the relative strength of the United States' economy, which in turn has resulted in greater travel, and stronger operating performance of lodging facilities in general. Management also believes the increase in new construction has been facilitated by an increased availability of financing for such projects and a relatively favorable interest rate environment. Based on the Company's internally prepared surveys of new supply entering the markets in which it competes, the percentage increase in new supply in such markets appears to have peaked in 1996 with a slightly lower percentage increase experienced in 1997 and significantly lower percentage of new supply in 1998. The extent of new supply that has occurred however, is expected to continue to negatively impact the Company's operating performance especially during the off-peak seasons. For the first quarter of 1999, the Company's same store motel room revenues declined 1.2% in comparison to the first quarter of 1998.

         Demand for the Company's lodging facilities is affected by normally recurring seasonal patterns. Demand for the Company's lodging facilities is generally highest during the months of June, July and August and lowest during the months of December, January and February. As is the case for the lodging industry in general, demand for the Company's lodging facilities may be affected by weather, national and regional economic conditions, government regulations, changes in travel patterns including temporary interruptions due to road construction and more permanent interruptions due to the development of new interchanges and alternative routes, construction of new lodging facilities, changes in the degree of competition from existing lodging facilities and other factors.

 Ownership Structure

         At December 31, 1998, the Company had 100% ownership interest, either directly or through subsidiaries, in 133 of the 135 lodging facilities it owned. The Company was a general partner with ownership interests of 30% and 50% in two individual limited partnerships each of which owned one lodging facility as its principal asset. These partially owned lodging facilities have been consolidated for financial reporting purposes due to the management and control which the Company possesses.

 Franchise and License Agreements

         The Company operates 118 of its lodging facilities pursuant to franchise or license agreements. Ninety-one of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties and contributions to advertising and media funds) range from 6% to 9% of room revenues. Under the Super 8 franchise agreements, the franchiser is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchiser for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

         The Super 8 franchise agreements have an initial 20-year term that, for the Company, results in various ending dates ranging from 1999 through 2019. The agreements continue thereafter on a year-by-year basis unless terminated by either party upon nine months notice. The agreements provide a negotiated area of geographic protection within which the franchiser is prohibited from franchising another Super 8 motel. Upon expiration of individual franchise agreements there is no assurance that a renewal franchise agreement will afford the Company the same benefits that existed under the previously existing franchise agreement. Generally, new franchise agreements have higher franchise fees and reduced areas of protections.

         The Company has twenty-seven franchise or license agreements with other franchisers or licensees. These agreements, which have various terms with ending dates through 2017, generally provide similar benefits and obligations as the Super 8 franchise agreements. Not all of franchise and license agreements for the non Super 8 brands provide for a specific area of geographic protection in which case, they generally rely on an impact policy to determine if another lodging facility with the same brand affiliation could be located within a particular market.

         The Company has four standard license agreements with Best Western International. These agreements provide for an annual renewal.

         During 1997, the Company and certain of its subsidiaries commenced legal actions against ShoLodge Franchise Systems, Inc. ("ShoLodge") the franchisor of Shoney's Inns. The Company among other things has claimed that ShoLodge has breached its contractual obligations and made material misrepresentations to MOA prior to MOA or its subsidiaries acquiring any Shoney's Inns. Commencing in February 1998, through May 1998 the Company disaffiliated each of its fourteen Shoney's Inns from ShoLodge by removing the sign and other identifying marks. At the time of such disaffiliation, MOA or its subsidiaries ceased remitting franchise fees to ShoLodge. ShoLodge has filed a counter claim against MOA and certain of its subsidiaries claiming a failure to renovate the properties and failure to pay franchise fees. The Company believes that it will ultimately prevail in its claims against ShoLodge.

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

         Management of the Company's lodging facilities is coordinated from the Company's corporate offices in Des Plaines, Illinois. During 1997, the Company undertook a reorganization of its management infrastructure and implemented a more decentralized organization structure whereby many of the property management support functions previously based out of the corporate office in Des Plaines, Illinois were moved to various regional offices which were established. This decentralization was undertaken in order to enhance the Company's responsiveness, efficiency and control with respect to the day-by-day operations of its properties. In conjunction with this reorganization, the Company recorded a charge, in the second quarter of 1997, in the amount of $750,000 to cover the cost of restructuring. The regional offices are located in Independence, Missouri, Indianapolis, Indiana, Marietta, Georgia and Salt Lake City, Utah. Day-to-day management, facility renovation, human resources and training, purchasing of operating supplies and sales and marketing are principally directed from the regional offices. The executive level functions as well as accounting and construction continue to be centralized in Des Plaines, Illinois.

         Typically, the general manager is the only salaried position at a property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 1998, the Company employed approximately 2,500 employees including approximately 80 full and part-time employees at the corporate and regional offices. Labor and related costs generally represent the single largest expense of operating a motel property. The hourly wage rates tend to be relatively low in relation to other industries and accordingly, the Company is adversely affected by turnover common in the industry partially due to the current strength of the United States economy that has resulted in historically low unemployment rates. The Company's operations could be significantly affected by changes in the Federal and State minimum wage rates. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees are good.

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

        The Company believes that the physical condition and general appearance of a property have a significant impact on profitability. MOA has made capital expenditures (exclusive of acquisitions and development of investment properties) of $5,696,000, $7,948,000 and $9,857,000 in 1998, 1997 and 1996,
respectively. These expenditures include not only the replacement of guestroom carpet and furnishings but also expenditures on parking lot repavement, exterior renovations and interior public area renovations including lobby enhancements and other revenue enhancing improvements such as installation of complete snack shoppe vended areas and guest laundry facilities. Management believes the level of capital expenditures made over the past three years has been sufficient to maintain the competitive position of its motel facilities. The Company believes that its facilities are currently well maintained and conform to the Company's standards and where applicable to the franchiser's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.


Information pertaining to the Company's 135 lodging facilities owned as of December 31, 1998 with footnote disclosure of transactions subsequent to year-end through May 14, 1999, is set forth in the following table.

                                                  Number of             Year
                                                  Rentable           Acquired or
                                                   Guest     Year   Developed by
Location                  Franchise                Rooms     Built   the Company
---------                 ----------               -----     -----  ------------
ARKANSAS
West Memphis (1)        Super 8                       61      1989      1989
ARIZONA
Phoenix                 Super 8                       67      1998      1998
CALIFORNIA
Indio (3)               Holiday Inn Express          126      1986      1995
Santa Monica            Best Western                 122      1991      1992
West Los Angeles        Best Western                  76      1993      1994
COLORADO
Longmont                Super 8                       64      1989      1994
FLORIDA
Fernandina Beach        Inn at Fernandina Beach      134      1985      1994
Ft. Lauderdale          Travelodge                   118      1987      1996
Ft. Walton Beach        Inn at Ft. Walton Beach      102      1987      1994
Lake City (2)           Microtel                      62      1998      1998
Melbourne               Inn at Melbourne             119      1990      1994
Orlando Centroplex (1)  Travelodge                    75      1957      1996
Panama City             Super 8                       63      1986      1987
Pensacola (4)           Super 8                       62      1985      1987
GEORGIA
Athens (2)              Microtel                      60      1998      1998
Brunswick (4)           Super 8                       62      1986      1987
Catersville (2)         Super 8                       62      1986      1987
Columbus                Super 8                       74      1985      1987
Douglas                 Inn at Douglas               100      1986      1994
Dublin                  Shamrock Inn                 100      1984      1994
Fitzgerald              Inn at Fitzgerald            108      1985      1994
Hinesville              Inn at Hinesville            163      1976      1994
Macon (2)               Cherry Blossom Inn           120      1987      1994
Moultrie                Inn at Moultrie              100      1979      1994
Rome (4)                Super 8                       62      1986      1987
Vidalia                 Inn at Vidalia               128      1984      1994
Warner Robins (4)       Super 8                       60      1986      1987
IDAHO
Boise                   Super 8                      110      1978      1994
Coeur d'Alene (1)       Super 8                       95      1983      1983
Lewiston                Super 8                       62      1985      1985
Sandpoint               Super 8                       61      1984      1984
ILLINOIS
Bloomington             Super 8                       61      1985      1987
Champaign               Super 8                       61      1984      1987
Crystal Lake            Super 8                       59      1983      1987
Decatur                 Super 8                       61      1983      1987
East Moline             Super 8                       63      1988      1988
Litchfield              Super 8                       61      1987      1994
Naperville              Travelodge                   100      1983      1996
Okawville               Super 8                       40      1985      1988

Peru                    Super 8                       61      1986      1987
South Springfield       Super 8                      122      1987      1994
Springfield             Super 8                       65      1985      1994
Tuscola                 Super 8                       64      1988      1994
Waukegan                Super 8                       61      1986      1987
INDIANA
Columbus                Super 8                       62      1984      1987
Elkhart                 Inn at Elkhart                61      1990      1994
Elkhart                 Super 8                       62      1986      1989
Indianapolis            Days Inn                     161      1985      1994
Mishawaka               Super 8                       66      1998      1998
Muncie                  Days Inn                      62      1990      1994
Muncie                  Super 8                       63      1986      1989
Terre Haute             Super 8                      118      1985      1994
IOWA
Davenport               Super 8                       61      1984      1987
Des Moines              Super 8                      152      1985      1994
KANSAS
Leavenworth             Super 8                       60      1984      1989
Salina                  Super 8                       61      1984      1989
Topeka                  Super 8                       62      1984      1987
KENTUCKY
Danville                Super 8                       49      1987      1987
Lexington               Super 8                       62      1987      1987
Louisville              Super 8                      100      1988      1988
LOUISIANA
Shreveport              Super 8                      143      1986      1994
MASSACHUSETTS
Milford                 Days Inn                      69      1997      1997
MAINE
Ellsworth               Comfort Inn                   63      1993      1993
MICHIGAN
Battle Creek            Super 8                       62      1985      1987
Grand Rapids            Super 8                       62      1986      1987
Kalamazoo               Super 8                       62      1985      1987
Muskegon                Days Inn                     106      1968      1993
Muskegon                Super 8                       62      1986      1987
Saginaw                 Super 8                       62      1985      1987
MINNESOTA
Hibbing                 Super 8                       49      1993      1994
Red Wing                Super 8                       60      1987      1996
Savage                  Comfort Inn                   75      1982      1994
MISSISSIPPI
Vicksburg               Super 8                       62      1988      1988
MISSOURI
Independence            Super 8                       77      1983      1987
Joplin                  Super 8                       50      1985      1987
Liberty                 Super 8                       60      1980      1987
NW Kansas City          Super 8                       50      1983      1987

St. Joseph              Super 8                       54      1985      1987
St. Louis               Super 8                       99      1984      1987
Springfield             Super 8                       50      1985      1987
MONTANA
Billings                Ramada Ltd.                  116      1978      1994
Billings                Super 8                      115      1979      1994
Dillon                  Super 8                       48      1985      1989
Great Falls             Super 8                      117      1978      1994
Helena                  Super 8                      102      1979      1988
Kalispell (3)           Super 8                       74      1984      1988
NEBRASKA
Fremont                 Super 8                       43      1986      1989
NEVADA
Carson City             Super 8                       63      1985      1985
Wendover                Super 8                       74      1988      1988
NEW MEXICO
Las Cruces              Super 8                       61      1981      1987
Raton (1)               Super 8                       48      1983      1987
NEW YORK
East Syracuse           Super 8                       53      1997      1997
NORTH CAROLINA
Greensboro              Travelodge                   108      1985      1996
Weldon                  Orchard Inn                   49      1973      1993
Wilson                  Microtel                      61      1997      1997
NORTH DAKOTA
Bismarck                Super 8                       61      1976      1987
Grand Forks             Super 8                       33      1983      1987
Minot                   Super 8                       60      1977      1987
OHIO
Akron                   Super 8                       59      1986      1987
Beachwood (3)           Travelodge                   127      1980      1996
Canton                  Days Inn                      61      1985      1987
Maumee                  Super 8                       70      1998      1998
St. Clairsville         Super 8                       62      1986      1987
Willoughby              Travelodge                   110      1984      1996
PENNSYLVANIA
Lancaster               Super 8                      101      1990      1990
York                    Super 8                       94      1990      1990
SOUTH CAROLINA
Anderson                Super 8                       62      1986      1987
Camden                  Inn at Camden                 84      1989      1994
Charleston (2)          Orchard Inn                   89      1973      1993
Columbia                Microtel                      48      1997      1997
Columbia (3)            Travelodge                   106      1985      1996
Greenwood (4)           Villager Lodge                62      1986      1987
Hilton Head             Plantation Inn               136      1989      1994
SOUTH DAKOTA
Sioux Falls             Super 8                       95      1976      1987

TENNESSEE
Chattanooga (3)         Best Western                 124      1972      1995
Chattanooga (4)         Super 8                       73      1986      1987
East Memphis            Super 8                       69      1990      1990
Johnson City            Super 8                       63      1986      1987
Knoxville               Super 8                      137      1975      1993
Union City              Super 8                       61      1989      1989
TEXAS
Stafford                Microtel                      68      1998      1998
UTAH
Salt Lake City          Super 8                      120      1983      1988
VIRGINIA
Charlottesville         Super 8                       65      1986      1987
Richmond                Inn at Richmond              117      1985      1994
WASHINGTON
Spokane                 Super 8                      187      1982      1988
Wenatchee (3)           Orchard Inn                  103      1984      1988
WEST VIRGINIA
Mineral Wells           Microtel                      53      1998      1998
WISCONSIN
Ashland                 Super 8                       70      1984      1988
Janesville              Super 8                       48      1985      1987
Kenosha                 Super 8                       60      1984      1987
Madison                 Best Western                 101      1983      1994
Oshkosh                 Super 8                       61      1987      1994
Rice Lake               Super 8                       47      1984      1994
WYOMING
Cody                    Super 8                       64      1982      1982
Jackson                 Super 8                       97      1983      1983
                                                  ------
                       Total                      10,736
                                                  ======
=============================================
(1) Property is subject to a ground lease.
(2) Property is operated by a third-party  tenant.
(3) Property sold subsequent to December 31, 1998.
(4) Property leased to a third-party tenant subsequent to December 31, 1998.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fiscal quarter ended December 31, 1998 to a vote of the security holders of the Company.

                                            PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of May 14, 1999, there were approximately 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

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

Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth-certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended December 31, 1998. This data should be read in conjunction with the audited consolidated historical financial statements of the Company and the notes thereto included elsewhere herein.

                                                Year Ended December 31,
                                 ------------------------------------------------------
                                  1994 (1)   1995 (1)   1996 (1)    1997 (1)   1998 (1)
                                 ---------  ---------  ---------   ---------  ---------
Statement of Operations Data
Total revenues                   $ 87,067   $112,720   $128,271    $122,367   $116,327
Costs and expenses:
Motel operating                    43,245     57,353     67,344      62,333     60,608
Marketing and royalty fees          5,900      7,643      9,606       8,905      7,515
Corporate general and
  administrative                    4,596      5,590      6,833       7,908     11,105
Impairment losses and
 restructuring costs                    -          -          -       3,276      9,300
Depreciation and
 amortization(2)                    8,569     12,618     13,995      14,985     17,995
                                 ---------  ---------  ---------   ---------  ---------
Total direct expenses              62,310     83,204     97,778      97,407    106,523
                                 ---------  ---------  ---------   ---------  ---------
Net operating income               24,757     29,516     30,493      24,960      9,804
Interest expense                   20,297     27,831     31,573      31,373     30,578
                                 ---------  ---------  ---------   ---------  ---------
Income (loss) from operations       4,460      1,685     (1,080)     (6,413)   (20,774)
Net income  (loss)                    414      1,533        687      (3,372)     3,152
Net income (loss) per share      $   0.53   $   1.91   $   0.86    $  (4.21)  $   3.94
Other Financial Data
Net cash provided by operating
 activities                      $ 10,494   $  8,144   $ 13,477    $ 15,947   $  9,472
Net cash provided by (used in)
 investing activities            (104,474)   (10,532)   (50,498)    (13,648)    26,998
Net cash provided by (used in)
 financing activities              98,713      7,798     35,371      (1,515)   (29,921)
EBITDA(3)                          33,326     42,134     44,487      43,221     37,099
EBITDA Margin (% of total
 revenues)(3)                      38.28%     37.38%     34.70%      35.32%     31.89%
Net operating revenue margin
 (% of total revenues)             28.43%     26.19%     23.66%      20.40%      8.43%
Refurbishment of investment
 properties                      $  6,818   $  7,806   $  9,857    $  7,948   $  5,696
Operating Data (4)
Number of motels                      125        125        135         138        130
Number of rooms                    10,551     10,573     11,317      11,385     10,254
REVPAR(5)                        $  28.38   $  28.96   $  28.96    $  29.48   $  28.51
ADR(6)                           $  37.58   $  40.25   $  40.91    $  43.43   $  43.51
Occupancy percentage(7)            70.18%     66.89%     66.25%      63.75%     61.46%
Balance Sheet Data

Total assets                     $310,567   $325,151   $368,433    $362,859   $339,055
Total debt                        268,191    286,088    327,554     324,989    296,151
Total stockholders' equity         20,745     22,279     22,966      19,594     22,746

 (1)Results for the year ended December 31, 1995 includes a gain on early extinguishment of debt, net of income taxes, of $0.2 million. Results for the years ended December 31, 1994 and 1995 include the write-off of $3.1 million of deferred costs and the recovery of $0.5 million of offering costs previously written off, respectively. The results for years ended December 31, 1995, 1996, 1997 and 1998 include a $0.5 million, $2.6 million, $1.1 million and $26.1 million of gains on the sale of properties, respectively. Results for the year ended December 31, 1997 included the recording of restructuring costs and the impairment losses of $3.3 million. Results for the year ended December 31, 1998 included the recording of impairment losses of $9.3 million.
(2) The Company changed its estimate of the economic benefit of certain deferred loan costs in 1998. The effect of this change increased amortization by $1.9 million for the year ended December 31, 1998.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest, gain on sale of properties, write-off (recovery) of deferred offering costs, restructuring costs and impairment losses and gain on early extinguishment of debt. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA should not be construed by the reader as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.
(4) Operating data excludes amounts related to five motels, which are leased to third party tenants at December 31, 1998.
(5) Revenue per available room ("REVPAR") represents motel-operating revenues divided by the total number of rooms available. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.
(6) The average daily room rate ("ADR") represents total room revenues divided by the total number of rooms occupied.
(7) The occupancy percentage represents total rooms occupied divided by total available rooms.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS . THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.


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

      Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

          The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                                 Supplemental Operating Results and Statistics
                                            --------------------------------------------------------

                                                            Year Ended December 31
                                            --------------------------------------------------------
                                              Motels Owned      Acquisitions/
                                              Both Periods       Divestitures       Consolidated
                                            -----------------  ---------------- --------------------
                                              1998      1997     1998    1997      1998       1997
                                            -------   -------  -------  ------- ---------  ---------
                                                   (dollars in thousands, except Other data)
 Motel operations:
        Motel operating revenues:
          Room revenues                     $94,485   $96,607  $13,356  $17,503 $107,841   $114,110
          Ancillary motel revenues            5,577     5,350    1,589    2,052    7,166      7,402
                                            -------   -------  -------  ------- ---------  ---------

       Total motel operating revenues       100,062   101,957   14,945   19,555  115,007    121,512
        Motel costs and expenses:
          Motel operating expenses           51,679    50,933    8,929   11,400   60,608     62,333
          Marketing and royalty fees          6,597     7,616      918    1,289    7,515      8,905
          Depreciation and amortization      12,470    12,351    2,105    1,906   14,575     14,257
                                            -------   -------  -------  ------- ---------  ---------
       Total motel direct expenses           70,746    70,900   11,952   14,595   82,698     85,495
                                            -------   -------  -------  ------- ---------  ---------
                                            $29,316   $31,057  $ 2,993  $ 4,960   32,309     36,017
                                            =======   =======  =======  =======

     Corporate operations:
        Other revenues                                                             1,319        855
        General and administrative expenses:
          Management Operations                                                    5,415      4,568
          Construction/Acquisition and
              Divestiture                                                          1,389      1,032
          Other general and administrative                                         4,301      2,308
                                                                                 --------  ---------
       Total general and administrative                                           11,105      7,908
        expenses
        Impairment losses and
          restructuring costs                                                      9,300      3,276
        Depreciation and amortization                                              3,420        728
                                                                                 --------  ---------
                                                                                 (22,506)   (11,057)
                                                                                ---------  ---------
     Net operating income                                                       $  9,803   $ 24,960
                                                                                =========  =========

     Other data:
        Number of motels at year end (5)        121       121        9       17      130        138
        Number of rooms at year end (5)       9,792     9,788      462    1,597   10,254     11,385
        Occupancy percentage (5)             61.71%    63.80%   59.50%   64.18%   61.46%     63.75%
        ADR (1) (5)                         $ 42.85   $ 42.30  $ 48.77  $ 52.72 $  43.51   $  43.43
        REVPAR (2) (5)                      $ 28.00   $ 28.48  $ 32.47  $ 37.80 $  28.51   $  29.48
        Net operating income margin (3)                                            8.43%     20.40%
        Net motel revenue margin (4) (5)     44.23%    44.93%   38.17%   39.23%   43.48%     44.06%

     ------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At December 31, 1998 and for the year then ended, excludes amounts related to five motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, lease income from properties operated by third party tenants, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $116,327,000 in 1998 from $122,367,000 in 1997, a decrease of $6,040,000 or
4.9%.

         Motel revenues decreased to $115,007,000 in 1998 from $121,512,000 in 1997 a decrease of $6,505,000 or 5.4%. Approximately $4,610,000 of the decrease in motel revenues was attributable to the acquired or divested motels, since January 1, 1997 and a decrease in the motel revenues for motels owned during both periods of $1,895,000. Motel revenues for motels owned during both periods decreased 1.9%. The decrease in motel revenues for motels owned during both periods was principally attributable to a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $42.85 in 1998 from $42.30 in 1997, an increase of $0.55 or 1.3%. The occupancy percentage in 1998 for the motels owned during both periods decreased to 61.7% from 63.8% in 1997 or 3.3%. Management attributes this decrease to an increase in competitive supply and other factors outside of its control. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $28.00 in 1998 from $28.48 in 1997, a decrease of $0.48 or 1.7%. The acquired and divested motels had an occupancy percentage of 59.50%, an ADR of $48.77 and a REVPAR of $32.47 for the period, which they were owned by the Company in 1998.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $60,608,000 in 1998 from $62,333,000 in 1997 a net decrease of $1,725,000 or 2.8%. Approximately $2,471,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 1997. The cost of operating motels owned during both periods increased to $51,679,000 in 1998 from $50,933,000 in 1997, an increase of $746,000 or 1.5%. Motel operating expenses as a percentage of motel revenues increased to 52.7% in 1998 from 51.3% in 1997. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 51.7% in 1998 from 50.0% in 1997. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 59.7% in 1998.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $7,515,000 in 1998 from $8,905,000 in 1997, a decrease of $1,390,000 or 15.7%.
Approximately $371,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 1997. The marketing and royalty fees for motels owned during both periods decreased to $6,597,000 in 1998 from $7,616,000 in 1997, a decrease of $1,019,000 or 13.4%.
For the motels owned during both periods, marketing and royalty fees as a percent of room revenues decreased to 7.0% in 1998 from 7.9% in 1997. The decrease in marketing and royalty fees for the motels owned in both periods is principally due to a reduction in franchise fees. Franchise fees declined due to two reasons i) a reduction of 1% of room revenues for most of the Company's Super 8 motels and ii) a reduction in franchise fees paid to ShoLodge Franchise Systems Inc. with respect to the Company's fourteen former Shoney's Inns. The Company had participated in a voluntary program with Super 8 Motels, Inc. whereby an additional 1% of room revenues were contributed to the advertising fund to be utilized for additional national advertising. This program ceased December 31, 1997. During the period from February 1998 through May 1998, the Company disaffiliated all of its Shoney's Inns from ShoLodge Franchise Systems, Inc. and ceased payment of franchise fees at such time, On an annual basis the Company historically had paid approximately $650,000 of franchise fees on its fourteen former Shoney's Inns.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Other. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $847,000 to $5,415,000 in 1998 from $4,568,000 in 1997, an increase of 18.5%. Approximately $400,000 of the increase is due to the costs incurred with respect to the installation and implementation of the Company's new primary financial accounting system. Salary and related costs account for the majority of the remaining overall increase. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $357,000 from $1,032,000 in 1997 to $1,389,000 or 34.6%. The increase is attributable principally to an increase in the sales and leasing of the Company's properties to others. Other General and Administrative expenses increased $1,993,000 from $2,308,000 in 1997 to $4,301,000 in 1998. The increase is due to an increase in legal costs incurred in connection with the lawsuit that the Company initiated against ShoLodge Franchise Systems, Inc. in 1997 and severance payments to certain former employees of the Company. As a percentage of total motel operating revenues, Management Operations general and administrative expenses increased from 3.8% in 1997 to 4.7% in 1998.

         Impairment losses and restructuring costs in the amount of $9,300,000 and $3,276,000 were recorded in 1998 and 1997, respectively. Based on a property-by-property review of certain properties that had experienced a deterioration in operating performance, management determined that in certain instances the decline in operating performance was due to factors outside of management's control and likely to persist for the foreseeable future. The Company believes it is unlikely to realize the carrying value of certain of its properties through either a sale or from operations and accordingly an impairment loss in the amount of $9,300,000 was recorded in 1998. Restructuring costs of $750,000 were recorded in the second quarter of 1997 relating to the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices which were established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs. Impairment losses of $2,526,000 were recorded in 1997 to reflect the writedown of certain land held for development to its fair value based on an independent appraisal of such land obtained in 1998 and to reflect a provision for loss on the collection of a mortgage note receivable.

         Depreciation and amortization increased to $17,995,000 in 1998 from $14,985,000 in 1997, an increase of $3,010,000 or 20.1%. The $3,010,000 increase consists of a $2,692,000 increase in corporate operations and a $318,000 increase from motel operations. During 1998, the Company reevaluated the economic useful life of certain deferred loan costs associated with the CS First Boston $150.0 million loan facility in light of the Company's under utilization of such facility. As a result, the Company accelerated the amortization of such deferred loan costs in the amount of $1.9 million in 1998, which is included in the $2,692,000 increase referred to above.

         Net operating income decreased to $9,803,000 in 1998 from $24,960,000 in 1997, a decrease of $15,157,000 or 60.7%. The decrease in net operating revenues included a decrease of $3,390,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $3,390,000 decrease in net motel revenues, $1,768,000 resulted from the motels acquired and divested since January 1, 1997 and a decrease in net motel revenues for motels owned during both periods of $1,622,000 or 3.7%. Net operating revenue as a percent of total revenues was 8.4% and 20.4% in 1998 and 1997, respectively. The decrease in net operating income also included the increase in general and administrative expenses of $3,197,000, and increase in depreciation and amortization of $3,010,000 and an increase in restructuring costs and impairment losses of $6,024,000 all of which are separately discussed above. In addition to the above, the Company realized an increase in other revenues in the amount of $464,000 due principally to an increase in interest income and lease income.

         Interest expense decreased to $30,578,000 in 1998 from $31,373,000 in 1997, a decrease of $795,000. The decrease is principally due to a decrease in average outstanding borrowings.

         Gain on sale of properties amounted to $26,079,000 in 1998 as compared to $1,110,000 in 1997. The gain in 1998 consisted of $25,409,000 from the sale of ten motel properties and a parcel of vacant land and a gain of $670,000 on the sale of an investment.

         Net income (loss) increased $6,524,000 to net income of $3,152,000 in 1998 from a net loss of $3,372,000 in 1997. Included in the net increase of $6,524,000 is an increase of $15,015,000 in the net of tax gains realized on the sale of properties of $15,693,000 in 1998 and $678,000 in 1997. Also included in the $6,524,000 increase in net income is the provision for the restructuring costs and impairment losses of $5,596,000 and $2,016,000 net of tax for 1998 and 1997, respectively.

     Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

          The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                                 Supplemental Operating Results and Statistics
                                            -------------------------------------------------------

                                                              Year Ended December 31
                                            -------------------------------------------------------
                                               Motels Owned      Acquisitions/
                                               Both Periods      Divestitures        Consolidated
                                            ----------------  ----------------  -------------------
                                             1997     1996      1997     1996      1997      1996
                                            -------  -------  -------  -------  --------- ---------
                                                 (dollars in thousands, except Other data)
   Motel operations:
        Motel operating revenues:
          Room revenues                     $98,828  $97,143  $15,282  $22,505  $114,110  $119,648
          Ancillary motel revenues            6,813    6,408      589    1,787     7,402     8,195
                                            -------  -------  -------  -------  --------- ---------

         Total motel operating revenues     105,641  103,551   15,871   24,292   121,512   127,843
        Motel costs and expenses:
          Motel operating expenses           53,142   52,387    9,191   14,957    62,333    67,344
          Marketing and royalty fees          7,438    7,602    1,467    2,004     8,905     9,606
          Depreciation and amortization      11,657   11,305    2,600    1,903    14,257    13,208
                                            -------  -------  -------  -------  --------- ---------
         Total motel direct expenses         72,237   71,294   13,258   18,864    85,495    90,158
                                            -------  -------  -------  -------  --------- ---------
                                            $33,404  $32,257  $ 2,613  $ 5,428    36,017    37,685
                                            =======  =======  =======  =======

     Corporate operations:
        Other revenues                                                               855       428
        General and administrative expenses:
        Management Operations                                                      4,568     4,893
        Construction and development                                               1,032       695
        Other general and administrative                                           2,308     1,245
                                                                                --------- ---------
        Total general and administrative                                           7,908     6,833
          expenses
        Impairment losses and
          restructuring costs                                                      3,276         -
        Depreciation and amortization                                                728       787
                                                                                --------- ---------
                                                                                 (11,057)   (7,192)
                                                                                --------- ---------
     Net operating income                                                       $ 24,960  $ 30,493
                                                                                ========= =========

     Other data:
        Number of motels at year end            119      119       19       16       138       135
        Number of rooms at year end           9,640    9,673    1,745    1,644    11,385    11,317
        Occupancy percentage                 64.50%   66.87%   59.25%   63.75%    63.75%    66.25%
        ADR (1)                             $ 43.45  $ 41.01  $ 43.26  $ 40.51  $  43.43  $  40.91
        REVPAR (2)                          $ 29.96  $ 29.23  $ 26.62  $ 27.88  $  29.48  $  28.96
        Net operating income margin (3)                                           20.40%    23.77%
        Net motel revenue margin (4)         45.60%   44.84%   34.11%   32.57%    44.06%    42.54%

     -----------------------------------------

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

         Motel revenues decreased to $121,512,000 in 1997 from $127,843,000 in 1996, a decrease of $6,331,000 or 5.0%. Approximately $8,421,000 of the decrease in motel revenues was attributable to the twenty-six motels acquired and the thirteen motels divested, since January 1, 1996 and an increase in the motel revenues for motels owned during both periods offset the decrease by $2,090,000. Motel revenues for motels owned during both periods increased 2.0%. The increase in motel revenues for motels owned during both periods was attributable to an increase in the average daily room rate ("ADR"); and a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $43.45 in 1997 from $41.01 in 1996, an increase of $2.44 or 6.0%. The increase in ADR is reflective of management's efforts to increase room rates at its lodging facilities. The occupancy percentage in 1997 for the motels owned during both periods decreased to 64.5% from 66.9% in 1996. Management attributes this decrease to an increase in competitive supply and other factors outside of its control. Revenue per available room ("REVPAR") for motels owned during both periods increased to $29.96 in 1997 from $29.23 in 1996, an increase of $0.73 or 2.5%. The acquired and divested motels had an occupancy percentage of 59.25%, an ADR of $43.26 and a REVPAR of $26.62 for the period which they were owned by the Company in 1997.

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

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development, and Other. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $325,000 to $4,568,000 in 1997 from $4,893,000 in 1996, a decrease of 6.6%. The decrease is primarily attributable to the Company's implementation of its decentralized management structure and the elimination of certain corporate positions, which had previously existed. The general and administrative expenses associated with Construction and Development increased $337,000 from $695,000 in 1996 to $1,032,000 or 48.5%. The increase is directly attributable to the increase in development activity in 1997 compared to 1996 including site location personnel. Other General and Administrative expenses increased $1,063,000 from $1,245,000 in 1996 to $2,308,000 in 1997. The increase is due to legal costs incurred in connection with a lawsuit that the Company initiated against ShoLodge Franchise Systems, Inc., the franchiser of the Shoney's Inn Franchises operated by the Company and the creation of a new executive position unrelated to the operations of the motel properties. As a percentage of total motel operating revenues, Management Operations general and administrative expenses were 3.8% in both 1997 and 1996.

         Impairment losses and restructuring costs in the amount of $3,276,000 were recorded in 1997. Restructuring costs of $750,000 were recorded relating to the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices, which were established throughout the country. The provision for restructuring costs is intended to cover the associated relocation and severance costs. Impairment losses of $2,526,000 were recorded in 1997 to reflect the writedown of certain land held for development to its fair value based on an independent appraisal of such land obtained in 1998 and to reflect a provision for loss on the collection of a mortgage note receivable.

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

         Net income (loss) decreased $4,059,000 to a net loss of $3,372,000 in 1997 from a net income of $687,000 in 1996. Included in the net decrease of $4,059,000 is a reduction of $903,000 in the net of tax gains realized on the sale of properties of $678,000 in 1997 and $1,581,000 in 1996. In addition, for 1997, included in the $4,059,000 reduction in net income is the provision for the restructuring costs and impairment losses of $2,016,000 net of tax.

Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital. In addition, on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 1998, the Company has principal repayment obligations of $40,199,000, $5,114,000 and $25,916,000 for the years ending December 31, 1999, 2000 and
2001, respectively. In January 1999 the Company repaid mortgage notes with an outstanding balance of $17.2 million at December 31,1998 with the proceeds of a new $13.5 million loan and the balance with cash. The new loan is secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million at December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage points and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus 1.25 percentage points. The loan requires principal payments based on a twenty-year schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus
1.25 percentage points. The Company's principal repayment obligations, reflective of the above mentioned debt transaction, as of March 31, 1999 is $8,340,000 for the remainder of fiscal 1999; $6,107,000 for 2000 and $26,979,000 for 2001. The Company is currently in negotiations to refinance a $3.9 million mortgage loan that matures in May 1999. Although the Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the $80 million 12% Senior Subordinated Notes in 2004.

The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $5,696,000, $7,948,000, and $9,857,000 in 1998, 1997 and 1996,
respectively. In addition, as of December 31, 1998, the Company has $2,203,000 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. For the year ended December 31, 1998 cash and cash equivalents increased $6,549,000 from $13,033,000 at December 31, 1997 to $19,582,000 at December 31, 1998. A total of
$9,472,000 of cash was provided by operating activities, $26,998,000 of cash was provided by investing activities and $29,921,000 of cash was used by financing activities. Net investing activities include: $22,173,000 of cash utilized for motel development: $5,696,000 expended on renovation of existing motel properties; $976,000 of cash was used as an increase in cash restricted for refurbishment of properties; and $55,843,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash provided by financing activities include: $14,054,000 of proceeds from borrowings less $553,000 of deferred financing costs; $43,264,000 of cash utilized to repay indebtedness; and $157,000 of cash distributed to minority interests.

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

The Company replaced its primary financial accounting system in 1998 at a cost of approximately $400,000. The new system is year 2000 compliant. The Company is continuing to evaluate various sub-systems that are in place, including those utilized to process credit card transactions, to determine their year 2000 readiness. The Company has also made inquires of its significant vendors upon which it relies and believes they are sufficiently prepared to handle year 2000 issues so as not to cause any interruption to the Company's operations. The Company, on an on-going basis, evaluates its contingency plans with respect to potential year 2000 issues. The Company does not anticipate incurring any additional significant expenditures with respect to the year 2000 situation.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements in this Form 10-K.

         The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                           PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following chart lists the Company's current directors and executive officers.

Name                     Age    Positions(s) with the Company

Paul F. Wallace           62    Director, Chairman and Chief Executive Officer
Alan H. Baerenklau        53    Director, President and Chief Operating Officer
Kurt M. Mueller           42    Director, Chief Financial Officer
Carl W. Desch             83    Director
Louis A. Scarrone, M.D    75    Director
Ronald P. Stewart         55    Director
Peter W. McClean          55    Director
Philip J. Levien          54    Director
Richard Gerhart           52    Executive Vice President
Blane P. Evans            39    Vice President, Secretary & Treasurer
Anne H. Binns             55    Vice President

         The following is a biographical summary of the experience of the directors and executive officers of the Company:

         Paul F. Wallace, formerly a Director and controlling stockholder of EconoLodge, has been Chairman and Chief Executive Officer of the Company since January 1994 and a Director of the Company since August 1992. Mr. Wallace also serves on the Company's operations committee. Mr. Wallace was President of The Broadstone Group from July 1978 until June of 1986, and he became the President again in July of 1993. Mr. Wallace has been Chairman of the Board and controlling stockholder of The Broadstone Group since July 1981, and is currently the principal shareholder of a privately held manufacturing company and an investor in and operator of various real estate related projects.

         Alan H. Baerenklau joined the Company in March 1997 and became a Director, President and Chief Operating Officer of the Company in April 1997. Mr. Baerenklau was President and Chief Operating Officer of Florida Hospitality Group, a hotel development and management company, from 1984 to 1997. Prior to 1984, Mr. Baerenklau held various positions with the Howard Johnson Company including those of General Manager, Regional Manager, Director of Corporate Real Estate and Vice President of Operations. He is also an investor, partner and officer in various hotel real estate ventures.

         Kurt M. Mueller has been the Chief Financial Officer since April 1997. Mr. Mueller has been a Director of the Company since he joined MOA in May 1991. Mr. Mueller was President from January 1994 until April 1997 and Chief Operating Officer of the Company from May 1991 until April 1997. Mr. Mueller also served as Executive Vice President from May 1991 until January 1994. In addition, Mr. Mueller currently serves on the Company's operations committee and audit committee. From 1978 to 1991, Mr. Mueller was employed by Ernst & Young LLP most recently as a Senior Manager. During his career at Ernst & Young LLP, he was on the audit staff and, during his last two years, he worked in the Mergers and Acquisitions Group performing due diligence financial and operational reviews.

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

     Ronald P. Stewart, formerly a Director of EconoLodge, has been a Director of the Company since October 1993. Mr. Stewart has been Headmaster of York Preparatory School in New York City since 1969 and Chairman of The Rhodes Group, Inc. since 1992.

         Peter W. McClean, has been a Director of the Company since April 1997. Mr. McClean is currently Senior Vice President and Head of Global Risk Management for the Bank of Bermuda Limited, based in Hamilton, Bermuda. In his current position, Mr. McClean is responsible for the credit policy, the market risk policy, the operating risk, the internal audit and the Bank's General Counsel.

     Philip J Levien, formerly a Director and Chairman of the Board of EconoLodge, has been a Director of the Company since April 1997 and serves on its audit committee. Mr. Levien has served as a Director of the Broadstone Group for the past 15 years. Mr. Levien has been a Real Estate Developer for the past 30 years.

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

     Blane P. Evans has been Vice President, Secretary and Treasurer of the Company since May 1999. Mr. Evans joined the Company in January 1992 and has served in various capacities, most recently as Corporate Controller.

         Anne H. Binns joined the Company in July 1997 as a Vice President for Human Resources and Training. Prior to joining the Company, Ms. Binns held various positions in operations and human resources with Motel 6, Sheraton and LaQuinta Inns.

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

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company, as of the end of the last fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:

                                  SUMMARY COMPENSATION TABLE

Name and Principal Position                     Year     Salary($)    Bonus($)

Paul F. Wallace                                 1998      300,000           -
  Chairman and Chief Executive Officer          1997      300,000           -
                                                1996      300,000           -

Alan H. Baerenklau                              1998      233,300     116,700
  President and Chief Operating Officer (1)     1997      194,500           -

Kurt M. Mueller                                 1998      200,000      50,000
  Chief Financial Officer                       1997      266,667           -
                                                1996      400,000      50,000

Richard Gerhart                                 1998      155,000      40,000
  Senior Vice President (2)                     1997       95,333           -

Anne Binns                                      1998       72,315       5,000
  Vice President (3)                            1997       40,833           -
-----------------------------

(1)  Mr. Baerenklau joined the Company in March 1997.
(2)  Mr. Gerhart joined the Company in April 1997.
(3)  Ms. Binns joined the Company in July 1997.

         The Company historically has and intends to continue to pay discretionary bonuses to key employees, including property managers, as rewards for superior financial performance. The Company does not maintain any employee pension, profit sharing or savings plans for its employees, other than a 401(k) savings plan, nor does it currently have any stock related plans for key executives.

         Members of the Board of Directors do not receive compensation for serving on the Board except that Messrs. Desch, Stewart and Dr. Scarrone each receive a $5,000 annual retainer and are paid $1,000 for each meeting. All members of the Board of Directors receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors and all committees.

  Compensation Committee Interlocks and Insider Participation

         The Company has no compensation committee of the Board of Directors. During 1998, no officer or employee of the Company or its subsidiaries participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of May 14, 1999:

                                                    Shares of
                                                      Common
                                               Stock Beneficially     Percent of
Name and Address of Beneficial Owner                  Owned              Class
Principal Stockholders:

New Image Realty, Inc.                                677,228              85%
888 Seventh Avenue
Suite 3400
New York, NY  10106

Executive Officer and Directors
Paul F. Wallace                                       684,357 (1)          86%
All Directors and Officers as a Group (11 persons)    684,357 (2)          86%
-------------------------

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company paid $185,000 and $243,000 for construction management, brokerage commissions and for other services performed in 1996 and 1997, respectively, to a company which Mr. Kouba has a minority ownership interest. Mr. Kouba resigned as a Director of the Company in December 1997 citing personal reasons.

         The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes. The Company received a payment of approximately $0.4 million during 1997 and during 1998 and 1996, the Company made payments of approximately $4.8 million and $0.5 million respectively, to affiliates of Paul F. Wallace, of which approximately $1.7 million is available to offset required future tax payments, if any.

                                            PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  1 & 2.  Financial Statements and Schedules

                See Index to Financial Statements in this Form 10-K.

              3.   Exhibits

                The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-K.

             (b)    Reports on Form 8-K

                    None.


                         INDEX TO FINANCIAL STATEMENTS

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1998, 1997 and 1996





  Report of Independent Auditors                                     F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997       F-3

  Consolidated Statements of Operations for each of the
  three years in the period ended December 31, 1998                  F-4

  Consolidated Statements of Changes in Stockholders' Equity for
  each of the three years in the period ended December 31, 1998      F-5

  Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998                        F-6

  Notes to Consolidated Financial Statements                         F-7



  All schedules have been omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT AUDITORS





The Board of Directors
MOA Hospitality, Inc.

      We have audited the consolidated balance sheets of MOA Hospitality, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOA
Hospitality, Inc. and Subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                      /s/ Ernst & Young LLP
                                                        ERNST & YOUNG LLP


May 12, 1999
Chicago, Illinois

                       MOA HOSPITALITY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                                          December 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
        ASSETS
           Current Assets:
           Cash and cash equivalents              $ 19,581,870  $ 13,032,496
           Accounts receivable from property         2,014,742     2,240,908
           operations
           Operating supplies and prepaid
            expenses                                 2,324,528     2,199,013
           Current portion of mortgage and notes
           receivable                                2,139,434       601,445
                                                  ------------  ------------
           Total Current Assets                     26,060,574    18,073,862
           Investment property:
               Operating properties, net of
                accumulated depreciation           279,943,510   310,991,915
               Land held for development             3,829,439     2,389,439
                                                  ------------  ------------
           Total investment property               283,772,949   313,381,354
           Other Assets:
           Deposits and other assets                 1,762,314     6,797,533
           Restricted cash                           2,202,638     1,226,379
           Net deferred tax asset                    1,542,050             -
           Mortgage and other notes receivable,
            less current portion                    11,625,905     6,800,493
           Financing and other deferred costs,
            net of accumulated amortization
            $8,258,685 in 1998 and $5,604,511
            in 1997.                                12,088,216    16,579,356
                                                  ------------  ------------
           Total Other Assets                       29,221,123    31,403,761
                                                  ------------  ------------
              Total Assets                        $339,054,646  $362,858,977
                                                  ============  ============

        LIABILITIES, MINORITY INTERESTS AND
           STOCKHOLDERS' EQUITY
           Current Liabilities:
           Trade accounts payable                 $  3,939,181  $  2,693,317
           Real estate taxes payable                 2,847,444     2,450,224
           Accrued interest payable                  3,382,314     3,624,809
           Other accounts payable and
               accrued expenses                      8,300,005     4,392,814
           Current portion of long-term debt        40,199,004    67,157,229
                                                  ------------  ------------
           Total Current Liabilities                58,667,948    80,318,393

           Net deferred tax liability                        -     3,351,684

           Long-term debt, less current portion:
           Mortgage and other notes payable        178,845,937   181,097,669
           12% Senior Subordinated Notes, net of
            unamortized discount of $2,894,235 in
            1998 and $3,265,362 in 1997             77,105,765    76,734,638
                                                  ------------  ------------
           Total Long-term debt, excluding
            current portion                        255,951,702   257,832,307
                                                  ------------  ------------
           Total Liabilities                       314,619,650   341,502,384
                                                  ------------  ------------

           Minority Interests                        1,689,005     1,762,507
           Stockholders' equity:
            Common stock, $.01 par value,
             1,500,000 shares authorized;
             800,000 shares issued and
             outstanding                                 8,000         8,000
            Additional paid-in capital              15,294,284    15,294,284
            Retained earnings                        7,443,707     4,291,802
                                                  ------------  ------------
           Total stockholders' equity               22,745,991    19,594,086
                                                  ------------  ------------
              Total Liabilities and
                 Stockholders' Equity             $339,054,646  $362,858,977
                                                  ============  ============


            See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Year Ended December 31,
                                         -------------------------------------------
                                             1998           1997           1996
                                         -------------  -------------  -------------
  Revenues:
    Motel operating revenues             $115,007,367   $121,511,834   $127,842,502
      Other revenues                        1,319,407        855,305        428,277
                                         -------------  -------------  -------------
  Total revenues                          116,326,774    122,367,139    128,270,779
   Costs and expenses:
      Motel operating expenses             60,608,213     62,333,314     67,343,939
      Marketing and royalty fees            7,515,048      8,904,980      9,606,013
      General and administrative           11,104,660      7,907,752      6,833,365
      Impairment losses and
        restructuring costs                 9,300,000      3,276,219              -
      Depreciation and amortization        17,995,330     14,984,942     13,994,963
                                         -------------  -------------  -------------
      Total direct expenses               106,523,251     97,407,207     97,778,280
                                         -------------  -------------  -------------
      Net operating income                  9,803,523     24,959,932     30,492,499
      Interest expense                     30,578,266     31,372,749     31,572,501
                                         -------------  -------------  -------------
      Loss from operations                (20,774,743)    (6,412,817)    (1,080,002)

      Minority interests                      (83,641)      (177,617)      (334,010)
      Gain on sale of properties           26,078,852      1,109,622      2,589,029
                                         ------------   -------------  -------------
      Income (loss) before income taxes     5,220,468     (5,480,812)     1,175,017
      Income tax expense (benefit)          2,068,563     (2,108,997)       487,761
                                         ------------   -------------  -------------
      Net income (loss)                  $  3,151,905   $ (3,371,815)  $    687,256
                                         ============   =============  =============

      Net income (loss) per common share
      (basic and diluted)                $       3.94   $      (4.21)  $       0.86
                                         ============   =============  =============

      Weighted average number of
        common shares outstanding             800,000        800,000        800,000
                                         ============   =============  =============

             See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                         Additional                   Total
                               Common     Paid-In       Retained   Stockholders'
                                Stock     Capital       Earnings      Equity
                               ------   -----------   ------------  ------------
Balance at January 1, 1996     $8,000   $15,294,284   $ 6,976,361   $22,278,645
Net income                       --            --         687,256       687,256
                               ------   -----------   ------------  ------------
Balance at December 31, 1996    8,000    15,294,284     7,663,617    22,965,901
Net loss                         --            --      (3,371,815)   (3,371,815)
                               ------   -----------   ------------  ------------
Balance at December 31, 1997    8,000    15,294,284     4,291,802    19,594,086
Net income                       --            --       3,151,905     3,151,905
                               ------   -----------   ------------  ------------

Balance at December 31, 1998   $8,000   $15,294,284   $ 7,443,707   $22,745,991
                               ======   ===========   ============  ============

              See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                               ---------------------------------------------
                                                                    1998           1997              1996
                                                               -------------   -------------   -------------
Cash flows provided by operating activities:
  Net income (loss)                                            $  3,151,905    $ (3,371,815)   $    687,256
  Adjustments to reconcile net income(loss) to
   net cash provided by operating activities:
      Depreciation, amortization and
       accretion of discount on notes                            18,390,661      15,313,183      14,286,260
      Impairment losses                                           9,300,000              --       2,530,219
      Minority interests of others
       in income from operations                                     83,641         177,617         334,010
      Deferred income taxes                                      (4,893,734)       (332,881)       (480,994)
      Gain on sale of properties                                (26,078,853)     (1,109,622)     (2,589,029)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                       219,529         553,831          54,855
          Operating supplies, prepaid expenses
            deposits and other assets                             3,987,946       1,295,880      (1,196,653)
       Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                   5,553,702         959,074       1,792,405
          Accrued interest payable                                 (242,495)        (68,059)        589,037
                                                               -------------   -------------   -------------
Net cash provided by operating activities                         9,472,302      15,947,427      13,477,147
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties          (22,173,231)    (10,401,985)    (55,021,276)
  Refurbishment of investment properties                         (5,696,331)     (7,948,239)     (9,857,347)
  Cash restricted for refurbishment of properties                  (976,259)      2,512,099      (1,575,913)
  Net proceeds from sales of investment properties               53,606,876         569,892      15,821,148
  Collections on mortgage and other notes receivable              2,236,599       1,620,492         135,552
                                                               -------------   -------------   -------------
Net cash provided by (used in) investing activities              26,997,654     (13,647,741)    (50,497,836)
Cash flows provided by (used in) financing activities:
  Repayment of notes payable                                    (43,263,684)    (10,350,127)    (41,674,691)
  Proceeds from notes payable                                    14,053,727       9,798,728      82,721,234
  Distributions to minority interests                              (157,143)       (314,286)       (314,285)
  Deferred financing costs                                         (553,482)       (649,076)     (5,361,159)
                                                               -------------   -------------   -------------
Net cash provided by (used in) financing activities             (29,920,582)     (1,514,761)     35,371,099
                                                               -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents              6,549,374         784,925      (1,649,590)

Cash and cash equivalents at beginning of year                   13,032,496      12,247,571      13,897,161
                                                               -------------   -------------   -------------
Cash and cash equivalents at end of year                       $ 19,581,870    $ 13,032,496    $ 12,247,571
                                                               =============   =============   =============
Supplementary disclosure of cash flow information:
  Cash paid during the year for interest                       $ 30,820,761    $ 31,440,807    $ 30,732,896
                                                               =============   =============   =============
  Cash paid (received) during the year for income taxes        $  4,783,625    $    (59,941)   $    993,984
                                                               =============   =============   =============

              See accompanying notes to consolidated financial statements.

                    MOA HOSPITALITY, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1.  Organization and Basis of Presentation

      MOA Hospitality, Inc., an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, manages, and has equity interests in various national brand affiliated limited service lodging facilities in 38 states throughout the United States. At December 31, 1998, the Company's largest concentrations of lodging facilities were located in the States of Georgia and Illinois with 13 lodging facilities each. The consolidated financial statements include the accounts of MOA Hospitality, Inc. and all wholly owned subsidiaries and all entities in which it has a controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation.

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


3.  Mortgage and Other Notes Receivable

      Mortgage notes receivable in the amounts of $12,989,747 and $6,601,412 at December 31, 1998 and 1997, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 8% to 10.5%) receipts over various terms through 2009, although certain notes are callable prior to their due dates.

      Other notes receivable in the amounts of $775,592 and $800,526 at December 31, 1998 and 1997, respectively, bear interest at rates from 9% to 11% and are receivable over various terms through 2016.

      Notes receivable of $2,625,807 and $4,692,262 at December 31, 1998 and 1997, respectively, have been pledged as collateral for a loan facility in which the Company participated along with one of its affiliates. The loan facility has an outstanding balance of $242,691 and $2,442,146 at December 31, 1998 and 1997, respectively.


4.  Operating Properties

      The major classes of operating properties, at cost, are as follows:

                                           December 31,
                                  -------------------------------
                                       1998               1997
                                  --------------   --------------
Land                              $  50,611,428    $  53,830,545
Buildings                           250,547,251      273,244,078
Furniture and Equipment              60,277,741       57,786,496
                                  --------------   --------------
                                    361,436,420      384,861,119
Less:  Accumulated depreciation     (81,492,910)     (73,869,204)
                                  --------------   --------------
                                  $ 279,943,510    $ 310,991,915
                                  ==============   ==============

      Depreciation expense equaled $12,942,987, $12,151,209, and $11,520,181 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.   Notes Payable and Senior Subordinated Notes

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

      In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account of the purchase price and the proceeds of a $20,000,000 revolving construction loan facility arranged by the affiliate. In connection with such construction loan facility, the Company has guaranteed completion of the construction of each property, and the subsidiary acquiring the properties has guaranteed the construction loan facility to a maximum of $10,000,000. In 1997, five (5) such properties were acquired for $12,900,000 of which $7,800,000 was funded from a new $150,000,000 secured loan facility between the subsidiary acquiring the properties and CS First Boston. This facility provides, among other things for interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20,000,000 of borrowing under the facility. During 1998, the Company acquired seven newly constructed motels from an affiliate at cost for an aggregate amount of $20,600,000 in cash. The purchases of these motels were funded from $11,400,000 of new borrowing under the CSFB secured loan facility referred to above, application of amounts previously deposited with the affiliate and from internally generated funds, including funds from the net proceeds from the sale of properties. As of December 31, 1998, there is one motel property being constructed for the Company by the affiliate and the affiliate is holding one parcel of vacant land. The Company anticipates acquiring the motel currently under construction in 1999 for approximately $2.7 million.

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

     A summary of mortgage and other notes payable is as follows:


                                                         December 31,
                                                ------------------------------
                                                    1998             1997
                                                -------------    -------------
Mortgage and other  notes:
 Mortgage note payable secured by
  93 motels, with interest at 8.62%
  per annum through October 10, 2005.
  Rate equal to greater of 10.62% or
  ten-year Treasury note plus 4.5%
  thereafter. Principal and
  interest payable monthly; due
  October 11, 2015                              $148,667,825     $152,188,885
  11, 2015
 Mortgage notes payable secured by 13
  and 19 motels at December 31,1998
  and 1997, respectively and a pledge
  of the stock of one of MOA Hospitality,
  Inc's subsidiaries, with interest at a
  floating rate of LIBOR plus 3.37%;
  Principal and interest payable monthly;
  due September 30, 1999                          12,025,637       35,891,475
 Various cross-collateralized, nonrecourse
  mortgage notes secured by 7 motels and
  the common stock of MOA Portfolio II,
  Ltd., with interest at a floating rate
  of LIBOR plus 1.75% with a cap of 9%;
  monthly principal and interest payments;
  due December 31, 1998                           17,233,789       18,396,629
 Various mortgage notes payable currently
  secured by 7 motels, with fixed interest
  from 7.85% to 10.25%; principal and
  interest payments payable monthly; due
  dates from May 1, 1999 to December 15,
  2003.                                            7,009,027        7,205,967
 Note secured by undeveloped land with a
  fixed interest rate of 8%; interest
  payable monthly, due date May 4, 2001.           1,440,000                -
 Various mortgage notes payable currently
  secured by 1 motel in 1998 and 1997 and
  undeveloped land in 1997, with variable
  interest based on prime or Treasury
  bill rates; principal and interest payments
  payable monthly; due upon demand.                2,739,325        3,347,926
 Mortgage note payable secured by a hotel,
  with interest at LIBOR plus 1.75%,
  principal and interest payments payable
  monthly, paid in full.                                   -        8,827,220
 Note secured by notes receivable with
  interest at a floating rate of LIBOR
  plus 2.50%; monthly principal and
  interest payment: due November 13, 1999.           242,691        2,442,146
 Mortgage note payable secured by a
  guarantee of New Image Realty, Inc. with
  a fixed interest rate of 14%; interest
  payments payable quarterly; due January
  23, 2001.                                        8,400,000        8,400,000
 Notes payable secured by a pledge of stock
  of one of MOA Hospitality, Inc.'s
  subsidiaries, with an interest at a
  floating rate of LIBOR plus 3%;
  principal and interest payments payable
  monthly; due April 8, 2001 through June
  18, 2002.                                       17,716,547        7,783,995
 Industrial development revenue bonds
  secured by a motel with interest payable
  semiannually at 10.5%; annual sinking
  fund redemptions of principal on
  December 1 through 2016.                         3,520,000        3,585,000
  December 1 through 2016.
Other notes payable                                   50,100          185,655
                                                -------------    -------------
                                                 219,044,941      248,254,898
Less current portion                             (40,199,004)     (67,157,229)
                                                -------------    -------------
                                                $178,845,937     $181,097,669
                                                =============    =============

      Principal payments required on notes payable and the Senior Subordinated Notes are scheduled as follows:

          Years ended December 31,
          ------------------------
          1999                      $ 40,199,004
          2000                         5,113,886
          2001                        25,916,261
          2002                        11,057,714
          2003                         5,631,456
          Thereafter                 211,126,620
                                    -------------
          Sub-total                 $299,044,941
          Less:  Discount, net of
          accumulated amortization     2,894,235
                                    -------------
                                    $296,150,706
                                    =============

      In January 1999, the Company repaid mortgage notes with an outstanding balance of $17.2 million at December 31,1998 with the proceeds of a new $13.5 million loan and the balance with cash. The new loan is secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million at December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage points and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus 1.25 percentage points. The loan requires principal payments based on a twenty-year schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus
1.25 percentage points. The Company's principal repayment obligations, reflective of the above mentioned debt transaction, as of March 31, 1999 is $8,340,000 for the remainder of fiscal 1999; $6,107,000 for 2000 and $26,979,000 for 2001.

6.  Leases

      The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $806,000, $947,000, and $974,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 1998 and thereafter, are approximately as follows:

          Years ended December 31,
          ------------------------
          1999                       $  393,000
          2000                          397,000
          2001                          321,000
          2002                          163,000
          2003                          135,000
          Thereafter                    873,000
                                     ----------
                                     $2,282,000
                                     ==========

      The Company, as Lessor, has entered into operating leases with unaffiliated parties to operate five motel properties. The leases, which have a term of six and a half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties. Future minimum rentals under the lease (assuming that the purchase options are not exercised) are approximately as follows:

          Years ended December 31,
          ------------------------
          1999                       $  886,000
          2000                          901,000
          2001                          918,000
          2002                          935,000
          2003                          954,000
          Thereafter                  2,331,000
                                     ----------
                                     $6,925,000
                                     ==========

7.  Impairment losses and restructuring costs

      In 1997, restructuring costs of $750,000 were recorded relating to the reorganization of the Company's management structure. This reorganization included the implementation of a decentralized organizational structure whereby many of the property management support functions previously based out of the corporate office were moved to various regional offices, which were established throughout the country. Impairment losses of $2,526,000 were recorded in 1997 to reflect the writedown of certain land held for development to its estimated fair value and to reflect a provision for loss on collection of a mortgage note receivable.

      In 1998, impairment losses of $9,300,000 were recorded to reflect the writedown of certain properties to their estimated fair value.



8.  Income Taxes

      Income tax expense (benefit) consists of:

                               Current         Deferred          Total
                             ------------     ------------    -------------
Year ended December 31, 1998:
   U.S. federal              $ 5,273,060      $(3,600,699)    $  1,672,361
   State and local             1,689,240       (1,293,038)         396,202
                             ============     ============    =============
                             $ 6,962,300      $(4,893,737)    $  2,068,563
                             ============     ============    =============
Year ended December 31, 1997:
   U.S. federal              $(1,498,879)     $  (206,171)    $ (1,705,050)
   State and local              (277,237)        (126,710)        (403,947)
                             ------------     ------------    -------------
                             $(1,776,116)     $  (332,881)    $ (2,108,997)
                             ============     ============    =============
Year ended December 31, 1996:
   U.S. federal              $   910,476      $  (516,139)    $    394,337
   State and local                58,279           35,145           93,424
                             ------------     ------------    -------------
                             $   968,755      $  (480,994)    $    487,761
                             ============     ============    =============


      Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:

                                            Year Ended December 31,
                                  ---------------------------------------------
                                       1998            1997           1996
                                  --------------  -------------  --------------
  Computed "expected" tax
  expense (benefit)                 $ 1,774,959    $(1,863,476)       $399,506
  Increase in income taxes
  resulting from:
     State income taxes, net of
     federal income tax effect          261,494       (266,605)         61,659
     Other, net                          32,110         21,084          26,596
                                  --------------  -------------   -------------
                                    $ 2,068,563    $(2,108,997)       $487,761
                                  ==============  =============   =============

      The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:

                                                      December 31,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
 Deferred tax assets:
  Reserves, primarily impairment losses       $(4,655,368)     $(1,035,999)
  Net state operating loss carryforwards       (1,428,811)        (896,012)
  Federal tax credits carryover                  (633,727)        (633,727)
  Other, net                                     (800,484)        (457,225)
                                              ------------     ------------
 Total deferred tax assets                     (7,518,390)      (3,022,963)
 Deferred tax liabilities:
  Investment properties, principally due to
  depreciation and purchase accounting
  adjustments                                   5,976,340        6,374,647
                                              ------------     ------------
 Total deferred tax liabilities                 5,976,340        6,374,647
                                              ------------     ------------
 Net deferred tax liability (asset)           $(1,542,050)     $ 3,351,684
                                              ============     ============



      The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. During 1998 the Company made payments of approximately $4.8 million to the parent and during 1997, the Company received a payment of approximately $0.4 million, from the parent corporation. At December 31, 1998, approximately $1.7 million has been advanced to offset future tax payments to the parent corporation, if any.

      At December 31, 1998, the Company has net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $19.2 million. The NOLs, which are subject to certain limitations, expire at various dates through 2010. At December 31, 1998, the Company also has approximately $634,000 of tax credit carryforwards subject to certain limitations; approximately $500,000 of which do not expire.

9.  Acquisitions and Divestitures

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

      In 1998, the Company sold ten properties, a parcel of vacant land and an investment in a partnership to unaffiliated parties for approximately $65.5 million consisting of $57.2 million of cash and $8.3 in notes receivable; the Company recorded a gain of $26.1 million.

Through May 12, 1999, the Company has sold six properties for approximately $16.9 million consisting of $7.0 million in cash and $9.9 million in notes receivable. The Company realized gains of approximately $1.6 million and losses of approximately $2.7 million. The losses were recorded in 1998 operating results as a part of the impairment loss. The Company has also leased an additional six properties to third party operators in 1999.

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


      The  carrying   amounts  and  fair  values  of  the  Company's   financial
instruments at December 31 are as follows:


                     Carrying                         Carrying
                      Amount         Fair Value        Amount        Fair Value
                       1998             1998            1997            1997
                    ------------     ------------   ------------    ------------
Cash and cash
equivalents         $ 19,581,870     $ 19,581,870   $ 13,032,496    $ 13,032,496
Mortgage and other
notes receivable      13,765,339       14,018,869      7,401,938       7,588,815
Secured notes
payable              219,044,941      224,922,041    248,254,898     249,509,580
12% Senior
Subordinated Notes    77,105,765       55,600,000     76,734,638      76,000,000

11. Segments

     During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 131, "Disclosures About Segments of an Enterprise and Related Information"("Statement No. 131"). Statement No. 131 establishes standards for the manner in which public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

      As of December 31, 1998 the Company, directly and through subsidiaries, owned 135 lodging facilities in 38 states. The Company owns a 100% interest in all but two of its properties and also operates all but five of its motel, which are leased to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.

                                              1998         1997        1996
                                            ---------   ---------   ---------
                                                      (in thousands)
Motel operations:
  Motel operating revenue:
    Room revenues                           $107,841    $114,110    $119,648
    Ancillary motel revenues                   7,166       7,402       8,195
                                            ---------   ---------   ---------
       Total motel operating revenues        115,007     121,512     127,843
  Motel costs and expenses:
    Motel operating expenses                  60,608      62,333      67,344
    Marketing and royalty fees                 7,515       8,905       9,606
    Depreciation and amortization             14,575      14,257      13,208
                                            ---------   ---------   ---------
       Total motel direct expenses            82,698      85,495      90,158
                                            ---------   ---------   ---------
                                              32,309      36,017      37,685
Corporate Operations
  Other revenues                               1,319         855         428
  General and administrative expenses:
    Management Company Operations              5,415       4,568       4,893
    Construction/Acquisition and
      Divestiture                              1,389       1,032         695
    Other general and administrative           4,301       2,308       1,245
                                            ---------   ---------   ---------
       Total general and administrative
          expenses                            11,105       7,908       6,833
Impairment losses and restructuring costs      9,300       3,276           -
Depreciation and amortization                  3,420         728         787
                                            ---------   ---------   ---------
                                             (22,506)    (11,057)     (7,192)
                                            ---------   ---------   ---------
Net operating income                           9,803      24,960      30,493
  Interest expense                            30,578      31,373      31,573
                                            ---------   ---------   ---------
Loss from operations                         (20,775)     (6,413)     (1,080)
  Minority interests                             (84)       (178)       (334)
  Gain on sale of properties                  26,079       1,110       2,589
                                            ---------   ---------   ---------
Income before income taxes                     5,220      (5,481)      1,175
  Income tax expense                           2,068      (2,109)        488
                                            ---------   ---------   ---------
Net Income                                  $  3,152    $ (3,372)   $    687
                                            =========   =========   =========

12. Contingencies

      During 1997, the Company and certain of its subsidiaries commenced legal actions against ShoLodge Franchise Systems, Inc. ("ShoLodge") the franchisor of Shoney's Inns. The Company among other things has claimed that ShoLodge has breached its contractual obligations and made material misrepresentations to MOA prior to MOA or its subsidiaries acquiring any Shoney's Inns. Commencing in February 1998, through May 1998 the Company disaffiliated each of its fourteen Shoney's Inns from ShoLodge by removing the sign and other identifying marks. At the time of such disaffiliation, MOA or its subsidiaries ceased remitting franchise fees to ShoLodge. ShoLodge has filed a counter claim against MOA and certain of its subsidiaries claiming a failure to renovate the properties and failure to pay franchise fees. The Company believes that it will ultimately prevail in its claims against ShoLodge.

        The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.


     The Company remains contingently liable on the $2.3 million note; in the event the purchaser does not perform under its obligations.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1999.
                                        MOA HOSPITALITY, INC.


                                        By:    /s/ Kurt M. Mueller
                                             ----------------------
                                             Kurt M. Mueller
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                 Title                Date


    /s/ Paul F. Wallace                  Director, Chairman and     May 14, 1999
-------------------------------
Paul F. Wallace                          Chief Executive Officer
Principal Executive Officer

    /s/ Alan H. Baerenklau               Director, President and    May 14, 1999
-------------------------------
Alan H. Baerenklau                       Chief Operating Officer


    /s/ Kurt M. Mueller                  Director and Chief         May 14, 1999
-------------------------------
Kurt M. Mueller                          Financial Officer
Principal Financial Officer

    /s/ Carl W. Desch                    Director                   May 14, 1999
-------------------------------
Carl W. Desch


    /s/ Peter W. McClean                 Director                   May 14, 1999
-------------------------------
Peter W. McClean


    /s/ Louis A. Scarrone, M.D.          Director                   May 14, 1999
-------------------------------
Louis A. Scarrone, M.D


   /s/ Ronald P. Stewart                 Director                   May 14, 1999
-------------------------------
Ronald P. Stewart


   /s/ Philip J. Levien                  Director                   May 14, 1999
-------------------------------
Philip J. Levien

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

 10.1A Amendment No. 1 to the Note Purchase Agreement, dated as of October 20, 1994, incorporated by reference to Exhibit 10.2A to the 1994 Form 10-K.

 10.1B Environmental Indemnity Agreement dated as of October 20, 1994, incorporated by reference to Exhibit 10.2B to the 1994 Form 10-K.

                                                                      Sequential
Exhibit                                                                  Page
Number                    Description                                   Number

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

 10.4 Asset Purchase Agreement dated as of December 19, 1995, by and among MOA, Forte Hotels, Inc. and Forte USA, Inc. (the "Asset Purchase Agreement"), incorporated by reference to Exhibit 10.4 to the 1996Form 8-K.

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