Form 10-Q
period 1999-03-31
MOA HOSPITALITY INC
filed 1999-06-22
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999.

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
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)
                             ----------------------

                           701 Lee Street, Suite 1000
                           Des Plaines, Illinois 60016
                                 (847) 803-1200
     (Address,  including zip code,  and telephone  number,  including area code, of registrant's principal executive offices)
                             ----------------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                       [X] Yes [ ] No


 Number of shares of Common Stock, $.01 par value outstanding as of June 16, 1999: 800,000

                               INDEX TO FORM 10-Q

                                                                        Page
  Part I     Financial Information

  Item 1.    Financial Statements

             Condensed consolidated balance sheets - March 31, 1999       2
             (unaudited) and December 31, 1998.

             Condensed consolidated statements of operations -            3
             Three months ended March 31, 1999 and 1998 (unaudited).

             Condensed consolidated statements of cash flows -            4
             Three months ended March 31, 1999 and 1998 (unaudited).

             Notes to condensed consolidated financial statements -       5
             March 31, 1999 (unaudited).


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             General                                                      8

             Results of Operations                                        9

             Liquidity and Capital Resources                             12


  Part II    Other Information

  Item 1.    Legal Proceedings                                           14

  Item 2.    Changes in Securities                                       14

  Item 3.    Defaults upon Senior Securities                             14

  Item 4.    Submission of Matters to a Vote of Security Holders         14

  Item 5.    Other Information                                           14

  Item 6.    Exhibits and Reports on Form 8-K                            14


  Signatures                                                             15

                        PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

              MOA HOSPITALITY, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)


                                                    March 31,       December 31,
                                                      1999              1998
                                                   -----------      ------------
                                                   (Unaudited)
 ASSETS
   Current Assets:
   Cash and cash equivalents                       $   19,590       $    19,582
   Accounts receivable from property operations         2,521             2,015
   Operating supplies and prepaid expenses              2,153             2,325
   Current portion of mortgage
     and notes receivable                               2,335             2,139
                                                   -----------      ------------
   Total Current Assets                                26,599            26,061
   Investment property:
     Operating properties,
       net of accumulated depreciation                271,643           279,944
     Land held for development                          4,221             3,829
                                                   -----------      ------------
   Total investment property                          275,864           283,773
   Other Assets:
     Deposits and other assets                         10,434             5,507
     Mortgage and other notes receivable,
       less current portion                            16,824            11,626
     Financing and other deferred costs,
       net of accumulated amortization of
       $8,719 in 1999 and $8,259 in 1998               12,678            12,088
                                                   -----------      ------------
   Total Other Assets                                  39,936            29,221
                                                   -----------      ------------
       Total Assets                                $  342,399       $   339,055
                                                   ===========      ============


 LIABILITIES, MINORITY INTERESTS AND
   STOCKHOLDERS' EQUITY
   Current Liabilities:
   Trade accounts payable                          $    4,207       $     3,939
   Real estate taxes payable                            2,889             2,848
   Accrued interest payable                             5,802             3,382
   Other accounts payable and accrued expenses          8,423             8,300
   Current portion of long-term debt                   11,119            40,199
                                                   -----------      ------------
   Total Current Liabilities                           32,440            58,668

   Long-term debt, less current portion:
   Mortgage and other notes payable                   212,240           178,846
   12% Senior Subordinated Notes, net of
     unamortized discount of $2,795 in 1999
     and $2,894 in 1998                                77,205            77,106
                                                   -----------      ------------
   Total Long-term debt,
     excluding current portion                        289,445           255,952
                                                   -----------      ------------
   Total Liabilities                                  321,885           314,620
                                                   -----------      ------------

   Minority Interests                                   1,676             1,689
   Stockholders' equity:
   Common stock, $.01 par value,
     1,500,000 shares authorized; 800,000
     shares issued and outstanding                          8                 8
   Additional paid-in capital                          15,294            15,294
   Retained earnings                                    3,536             7,444
                                                   -----------      ------------
   Total stockholders' equity                          18,838            22,746
                                                   -----------      ------------
     Total liabilities and Stockholders' Equity    $  342,399       $   339,055
                                                   ===========      ============




   See accompanying  notes to condensed  consolidated  financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                    Three Months Ended
                                                           March 31
                                                -----------------------------
                                                    1999             1998
                                                ------------     ------------

 Revenues:
   Motel operating revenues                     $    21,263      $    25,438
   Other revenues                                       469              221
                                                ------------     ------------
 Total revenues                                      21,732           25,659
 Costs and expenses:
   Motel operating expenses                          13,380           14,936
   Marketing and royalty fees                         1,435            1,800
   General and administrative                         2,785            2,499
   Depreciation and amortization                      3,611            4,048
                                                ------------     ------------
 Total direct expenses                               21,211           23,283
                                                ------------     ------------
 Net operating income                                   521            2,376
 Interest expense                                     7,306            7,616
                                                ------------     ------------
 Loss from operations                                (6,785)          (5,240)
 Minority interests                                      13               18
 Gain on sale of properties                             374              453
                                                ------------     ------------
 Loss before income taxes                            (6,398)          (4,769)
 Income tax expense (benefit)                        (2,490)          (1,856)
                                                ------------     ------------
 Net loss                                       $    (3,908)     $    (2,913)
                                                ============     ============


 Net loss per common share (basic and diluted)  $     (4.89)     $     (3.64)
                                                ============     ============

 Weighted average number of
   common shares outstanding                        800,000          800,000
                                                ============     ============





     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                            Three Months Ended
                                                                                March 31
                                                                       ---------------------------
                                                                           1999            1998
                                                                       -----------     -----------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                    $   (3,908)     $   (2,913)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                                       3,706           4,145
  Minority interests of others in net income (loss)
    from operations                                                           (13)            (18)
  Deferred income taxes                                                       (24)            241
  Gain on sale of properties                                                 (374)           (453)
  Change in assets and liabilities:
  (Increase) decrease in assets:
     Accounts receivable                                                     (510)           (909)
     Operating supplies, prepaid expenses,
       deposits and other assets                                           (6,588)         (3,066)
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                    378             208
     Accrued interest payable                                               2,420           2,470
                                                                       -----------    ------------
Net cash used in operating activities                                      (4,913)           (295)
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties                        (16)         (2,567)
  Refurbishment of investment properties                                   (2,306)         (1,635)
  Net proceeds from sale of investment properties                           2,467           1,439
  Cash restricted for refurbishment of properties                           1,426             (61)
  Collections on mortgage and other notes receivable                          106           2,049
                                                                       -----------     -----------
Net cash provided by (used in) investing activities                         1,677            (775)
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                              36,880           1,134
  Repayment of notes payable                                              (32,566)         (3,609)
  Distributions to minority interests                                           -             (78)
  Deferred financing costs                                                 (1,070)            (27)
                                                                       -----------     -----------
Net cash provided by (used in) financing activities                         3,244          (2,580)
                                                                       -----------     -----------
Net increase (decrease) in cash and cash equivalents                            8          (3,650)
Cash and cash equivalents at beginning of period                           19,582          13,032
                                                                       -----------     -----------
Cash and cash equivalents at end of period                             $   19,590      $    9,382
                                                                       ===========     ===========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest                        $    4,780      $    5,146
                                                                       ===========     ===========
       Cash paid (net of refunds received) during the
             period for income taxes                                   $     (268)     $      (29)
                                                                       ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                    MOA HOSPITALITY, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1999


1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2.  Divestitures

         In January through March 1999, the Company leased five of its operating properties to third party operators.

         In January through March 1999, the Company sold three of its lodging facilities for approximately $8.2 million consisting of $2.7 million of cash and $5.5 million in notes receivable. One property was sold for a gain of $374,000. The other two properties were sold at a loss in the amount of $3,656,000 that was recorded at December 31, 1998 as part of the overall $9,300,000 impairment loss.
         In April through June 16, 1999, the Company leased three of its lodging facilities to third party operators.

         In April through June 16, 1999, the Company sold three of its lodging facilities for approximately $8.6 million consisting of $4.3 million of cash and $4.3 million in notes receivable.

3.       Mortgage and Other Notes Payable

         In January 1999, the Company repaid mortgage notes with an outstanding balance of $17.2 million at December 31,1998 with the proceeds of a new $13.5 million loan and the balance with cash. The new loan is secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million at December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage points and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus 1.25 percentage points. The loan requires principal payments based on a twenty-year amortization schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus 1.25 percentage points.

           The Company's principal repayment obligations, reflective of the above mentioned debt transaction, as of March 31, 1999 is $8,340,000 for the remainder of fiscal 1999; $6,107,000 for 2000 and $26,979,000 for 2001.

           The Company has agreed in principle with a bank holding a $3.9 million mortgage note as of March 31, 1999, that by the term of the note matured May 31, 1999, to extend such maturity until July 15, 1999.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations. Although, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the $80 million 12% Senior Subordinated Notes in 2004.


4.       Income Taxes

         Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

5.       Contingencies

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

                  The Company is involved in various other legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

                  The Company remains contingently liable on the $2.3 million note; in the event the purchaser does not perform under its obligations.

6.       Segments

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

         As of March 31, 1999 the Company, directly and through subsidiaries, owned 132 lodging facilities in 38 states. The Company owns a 100% interest in all but two of its properties and also operates all but ten of its motels, which are leased to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.

                                                         Three Months Ended
                                                              March 31
                                                    ----------------------------
                                                      1999               1998
                                                    ----------------------------
Motel operations:
  Motel operating revenue:
    Room revenues                                   $ 19,705           $ 23,504
    Ancillary motel revenues                           1,558              1,934
                                                    ---------          ---------
       Total motel operating revenues                 21,263             25,438
  Motel costs and expenses:
    Motel operating expenses                          13,380             14,936
    Marketing and royalty fees                         1,435              1,800
    Depreciation and amortization                      3,205              3,574
                                                    ---------          ---------
       Total motel direct expenses                    18,020             20,310
                                                    ---------          ---------
                                                       3,243              5,128
Corporate Operations
  Other revenues                                         469                221
  General and administrative expenses:
    Management Company Operations                      1,639              1,243
    Construction/Acquisition and Divestiture             363                321
    Other general and administrative                     783                935
                                                    ---------          ---------
      Total general and administrative expenses        2,785              2,499
Depreciation and amortization                            406                474
                                                    ---------          ---------
                                                      (2,722)            (2,752)
                                                    ---------          ---------
Net operating income                                     521              2,376
  Interest expense                                     7,306              7,616
                                                    ---------          ---------
Loss from operations                                  (6,785)            (5,240)
  Minority interests                                      13                 18
  Gain on sale of properties                             374                453
                                                    ---------          ---------
Loss before income taxes                              (6,398)            (4,769)
  Income tax expense (benefit)                        (2,490)            (1,856)
                                                    ---------          ---------
Net Loss                                            $ (3,908)          $ (2,913)
                                                    =========          =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND AS SUCH, SPEAK ONLY AS OF THE DATE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS.

THIS  DISCUSSION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE  INTERIM  CONDENSED
CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

   The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.

                                                               Supplemental Operating Results and Statistics
                                                    --------------------------------------------------------------------
                                                                                (unaudited)
                                                                         Three Months Ended March 31
                                                     --------------------------------------------------------------------
                                                         Motels Owned          Acquisitions/
                                                         Both Periods          Divestitures            Consolidated
                                                     --------------------  --------------------  ----------------------
                                                        1999       1998       1999       1998       1999         1998
                                                     ---------  ---------  ---------  ---------  ----------  ----------
                                                                     (dollars in thousands, except Other data)
 Motel operations:
   Motel operating revenues:

      Room revenues                                  $ 18,735   $ 18,963   $    970   $  4,541   $  19,705   $  23,504
      Ancillary motel revenues                          1,503      1,400         55        534       1,558       1,934
                                                     ---------  ---------  ---------  ---------  ----------  ----------
   Total motel operating revenues                      20,238     20,363      1,025      5,075      21,263      25,438
      Motel costs and expenses:
      Motel operating expenses                         12,513     11,704        867      3,232      13,380      14,936
      Marketing and royalty fees                        1,339      1,469         96        331       1,435       1,800
      Depreciation and amortization                     2,857      2,893        348        681       3,205       3,574
                                                     ---------  ---------  ---------  ---------  ----------  ----------
            Total motel direct expenses                16,709     16,066      1,311      4,244      18,020      20,310
                                                     ---------  ---------  ---------  ---------  ----------  ----------
                                                     $  3,529   $  4,297   $   (286)  $    831       3,243       5,128
                                                     =========  =========  =========  =========

 Corporate operations:
   Other revenues, net                                                                                 469         221
   General and administrative expenses:
   Management Company Operations                                                                     1,639       1,243
   Construction/Acquisition
     and Divestiture                                                                                   363         321
   Other general and administrative                                                                    783         935
                                                                                                 ----------  ----------
     Total general and administrative expenses                                                       2,785       2,499
   Depreciation and amortization                                                                       406         474
                                                                                                 ----------  ----------
                                                                                                    (2,722)     (2,752)
                                                                                                 ----------  ----------
 Net operating income                                                                            $     521   $   2,376
                                                                                                 ==========  ==========

 Other data:
 Number of motels at period end (5)                       117        117          5         20         122         137
 Number of rooms at period end (5)                      9,404      9,403        325      1,932       9,729      11,335
 Occupancy percentage (5)                               55.62%     55.74%     44.77%     55.32%      55.04%      55.61%
 ADR (1) (5)                                         $  39.80   $  40.21   $  41.72   $  47.21   $   39.85   $   41.37
 REVPAR (2) (5)                                      $  23.91   $  24.07   $  19.72   $  29.19   $   20.82   $   24.90
 Net operating income margin (3)                                                                      2.40%       9.26%
 Net motel revenue margin (4) (5)                       34.09%     37.92%      6.39%     33.30%      32.72%      37.02%

 -------------------------------------------

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

 (5) At March 31, 1999 and for the three months then ended, excludes amounts related to the ten motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, net lease income, distributions of partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $21,732,000 for the three months ended March 31, 1999 from $25,659,000 for the three months ended March 31, 1998, a decrease of $3,927,000 or 15.3%.

         Motel revenues decreased to $21,263,000 for the three months ended March 31, 1999 from $25,438,000 for the three months ended March 31, 1998, a decrease of $4,175,000 or 16.4%. The motel revenues for motels owned during both periods decreased approximately $125,000 and revenues for motels acquired and divested since January 1, 1998 decreased by $4,050,000. Motel revenues for motels owned during both periods decreased 0.6%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the average daily rate ("ADR"). The ADR for the motels owned during both periods decreased to $39.80 for the three months ended March 31, 1999 from $40.21 for the three months ended March 31, 1998, a decrease of $0.41 or 1.0%. The decrease in ADR is principally a result of management's efforts to mitigate the decline in occupancy that has occurred during the first quarter for the past several years. The first quarter traditionally represents a slow period for the Company's motels and accordingly most affected by the increase in new supply of competing motels. The occupancy percentage decreased from 55.74% for the three months ended March 31, 1998 to 55.62% for the three months ended March 31, 1999. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $23.91 for the three months ended March 31, 1999 from $24.07 for the three months ended March 31, 1998, a decrease of $0.16 or 0.7%. The acquired and divested motels had an occupancy percentage of 44.77%, an ADR of $41.72 and REVPAR of $19.72 for the period, which they were owned by the Company in 1999.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $13,380,000 for the three months ended March 31, 1999 from $14,936,000 for the three months ended March 31, 1998, a net decrease of $1,556,000 or 10.4%. Motel operating expenses for motels acquired and divested since January 1, 1998 decreased to $867,000 for the three months ended March 31, 1999 from $3,232,000 for the three months ended March 31, 1998, a decrease of $2,365,000 or 73.2%. The decrease was partially offset by an increase of $809,000 or 6.9% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $12,513,000 for the three months ended March 31, 1999 from $11,704,000 for the three months ended March 31, 1998. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues increased to 62.9% for the three months ended March 31, 1999 from 58.7% for the three months ended March 31, 1998. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 61.8% for the three months ended March 31, 1999 from 57.5% for the three months ended March 31, 1998.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,435,000 for the three months ended March 31, 1999 from $1,800,000 for the three months ended March 31, 1998, a decrease of $365,000 or 20.3%. The marketing and royalty fees for motels owned during both periods decreased to $1,339,000 for the three months ended March 31, 1999 from $1,469,000 for the three months ended March 31, 1998, a decrease of $130,000 or 8.8%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.1% for the three months ended March 31, 1999 from 7.7% for the three months ended March 31, 1998. The decrease in marketing and royalty fees for motels owned in both periods are principally due to a reduction in franchise fees. Franchise fees declined due a reduction in franchise fees paid to ShoLodge Franchise Systems, Inc. with respect to the Company's fourteen former Shoney's Inns. During the period February 1998 through May 1998, the Company disaffiliated all of its Shoney's Inns from ShoLodge Franchise Systems, Inc. and ceased payment of franchise fees at such time. On an annual basis the Company historically had paid approximately $650,000 of franchise fees on its fourteen Shoney's Inns. Marketing and royalty fees for motels acquired and divested since January 1, 1998 decreased to $96,000 for the three months ended March 31, 1999 from $331,000 for the three months ended March 31, 1998.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations increased $396,000 to $1,639,000 for the three months ended March 31, 1999 from $1,243,000 for the three months ended March 31, 1998, an increase of 31.9%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $42,000 from $321,000 for the three months ended March 31, 1998 to $363,000 for the three months ended March 31, 1999. Other General and Administrative expenses decreased $152,000 to $783,000 for the three months ended March 31, 1999 from $935,000 for the three months ended March 31, 1998. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 7.8% for the three months ended March 31, 1999 and 4.9% for the three months ended March 31, 1998.

         Depreciation and amortization decreased to $3,611,000 for the three months ended March 31, 1999 from $4,048,000 for the three months ended March 31, 1998, a net decrease of $437,000 or 10.8%. Approximately $333,000 of the net decrease related to the motels acquired and divested since January 1, 1998.

         Net operating income decreased to $521,000 for the three months ended March 31, 1999 from $2,376,000 for the three months ended March 31, 1998, a decrease of $1,855,000 or 78.1%. The decrease in net operating income included a decrease of $2,254,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $2,254,000 decrease in net motel revenues, $804,000 resulted from the motels owned during both periods or a decrease of 11.2%. Net motel revenues for motels acquired and divested since January 1, 1998 decreased $1,450,000. Net operating income as a percent of total revenues was 2.4% for the three months ended March 31, 1999 as compared to 9.3% for the three months ended March 31, 1998.

         Interest expense decreased to $7,306,000 for the three months ended March 31, 1999 from $7,616,000 for the three months ended March 31, 1998, a decrease of $310,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the first quarter of 1999 as compared to the first quarter 1998.

         Net loss increased to $3,908,000 for the three months ended March 31, 1999 from $2,913,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

The Company's primary uses of its capital resources include debt service, capital expenditures and working capital. In addition on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. In January 1999 the Company repaid mortgage notes with an outstanding balance of $17.2 million as of December 31, 1998 with the proceeds of a new $13.5 million loan and the balance with cash. The new loan is secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million as of December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage point and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus 1.25 percentage points. The loan requires principal payments based on a twenty-year amortization schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus 1.25 percentage points. The Company's principal repayment obligations, reflective of the transactions mentioned above, as of March 31, 1999 is $8,340,000 for the remainder of fiscal 1999; $6,107,000 for 2000 and $26,979,000 for 2001.

The Company has agreed in principle with a bank holding a $3.9 million mortgage note as of March 31, 1999, that by the terms of the note matured May 31, 1999, to extend such maturity until July 15, 1999. As of June 16, 1999 the Company does not have a commitment for the refinancing of this debt.

The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations. Although, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the $80 million 12% Senior Subordinated Notes in 2004.

The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $2,306,000 and $1,635,000 for the three months ended March 31, 1999 and 1998, respectively. In addition, as of March 31, 1999, the Company had $777,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

For the three months ended March 31, 1999, cash and cash equivalents increased $8,000. This increase consisted of $1,667,000 of funds provided by investing activities and $3,244,000 of funds provided by financing activities and $4,913,000 of funds used in operations. Net investing activities of $1,667,000 include: $16,000 of cash utilized for motel development and $2,306,000 expended on refurbishment of existing properties, offset by $2,573,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $1,426,000. Cash used in financing activities includes: $32,566,000 of cash utilized to repay indebtedness; and $1,070,000 of cash used for deferred financing costs and other items offset by $36,880,000 from proceeds from notes payable.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition. See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

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

                                             MOA HOSPITALITY, INC.




June 16, 1999                       By:            /s/  Kurt M. Mueller
                                    ---------------------------------------
                                        Kurt M. Mueller
                                        Chief Financial Officer


June 16, 1999                        By:           /s/   Blane P. Evans
                                     --------------------------------------
                                        Blane P. Evans
                                        Vice President, Secretary and Treasurer