Form 10-Q
period 1999-06-30
MOA HOSPITALITY INC
filed 1999-09-01
CIK 816746

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            [X]    Yes   [   ]No


     Number of shares of Common Stock, $.01 par value outstanding as of August 12, 1999: 800,000.
          -------

                                INDEX TO FORM 10-Q

                                                                           Page
Part I    Financial Information

Item 1.   Financial Statements

          Condensed consolidated balance sheets - June 30, 1999              2
          (unaudited) and December 31, 1998.

          Condensed consolidated statements of operations - Three            3
          months ended June 30, 1999 and 1998 (unaudited); Six months ended June 30, 1999 and 1998 (unaudited).

          Condensed consolidated statements of cash flows -                  4
          Six months ended June 30, 1999 and 1998 (unaudited).

          Notes to condensed consolidated financial statements -             5
          June 30, 1999 (unaudited).


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General                                                            8

          Results of Operations                                              9

          Liquidity and Capital Resources                                   16


 Part II  Other Information

 Item 1.  Legal Proceedings                                                 18

 Item 2.  Changes in Securities                                             18

 Item 3.  Defaults upon Senior Securities                                   18

 Item 4.  Submission of Matters to a Vote of Security Holders               18

 Item 5.  Other Information                                                 18

 Item 6.  Exhibits and Reports on Form 8-K                                  18


 Signatures                                                                 19

                         PART I - FINANCIAL INFORMATION

          Item 1.             Financial Statements

                         MOA HOSPITALITY, INC. AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)


                                                       June 30,     December 31,
                                                         1999           1998
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS
 Current Assets:
 Cash and cash equivalents                           $    9,190     $   19,582
 Accounts receivable from property operations             2,783          2,015
 Operating supplies and prepaid expenses                  1,728          2,325
 Current portion of mortgage and notes receivable         2,463          2,139
                                                     -----------    -----------
 Total Current Assets                                    16,164         26,061
 Investment property:
   Operating properties, net of
     accumulated depreciation                           266,379        279,944
   Land held for development                              5,230          3,829
                                                     -----------    -----------
 Total investment property                              271,609        283,773
 Other Assets:
 Deposits and other assets                               15,436          5,507
 Mortgage and other notes receivable,
   less current portion                                  20,915         11,626
 Financing and other deferred costs,
   net of accumulated amortization
   of $9,104 in 1999 and $8,259 in 1998                  12,749         12,088
                                                     -----------    -----------
 Total Other Assets                                      49,100         29,221
                                                     -----------    -----------
    Total Assets                                     $  336,873     $  339,055
                                                     ===========    ===========

LIABILITIES, MINORITY INTERESTS AND
 STOCKHOLDERS' EQUITY
 Current Liabilities:
 Trade accounts payable                              $    4,620     $    3,939
 Real estate taxes payable                                2,833          2,848
 Accrued interest payable                                 3,400          3,382
 Other accounts payable and accrued expenses              7,826          8,300
 Current portion of long-term debt                       11,001         40,199
                                                     -----------    -----------
 Total Current Liabilities                               29,680         58,668

 Long-term debt, less current portion:
 Mortgage and other notes payable                       210,594        178,846
 12% Senior Subordinated Notes, net of
   unamortized discount of $2,692
   in 1999 and $2,894 in 1998                            77,308         77,106
                                                     -----------    -----------
 Total Long-term debt, excluding current portion        287,902        255,952
                                                     -----------    -----------
 Total Liabilities                                      317,582        314,620
                                                     -----------    -----------

 Minority Interests                                       1,694          1,689
 Stockholders' equity:
 Common stock, $.01 par value, 1,500,000
   shares authorized; 800,000 shares
   issued and outstanding                                     8              8
 Additional paid-in capital                              15,294         15,294
 Retained earnings                                        2,295          7,444
                                                     -----------    -----------
 Total Stockholders' Equity                              17,597         22,746
                                                     -----------    -----------
    Total Liabilities and Stockholders' Equity       $  336,873     $  339,055
                                                     ===========    ===========


 See accompanying notes to condensed consolidated financial statements.

                   MOA HOSPITALITY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except share data)


                                         Three Months Ended        Six Months Ended
                                               June 30                  June 30
                                        ---------------------    ----------------------
                                           1998        1999        1998         1999
                                        ---------   ---------    ---------    ---------
Revenues:
  Motel operating revenues              $ 26,181    $ 31,643     $ 47,444     $ 57,081
  Other revenues                           1,082         232        1,551          453
                                        ---------   ---------    ---------    ---------
Total revenues                            27,263      31,875       48,995       57,534
Costs and expenses:
  Motel operating expenses                14,145      15,681       27,525       30,617
  Marketing and royalty fees               1,799       2,010        3,234        3,810
  General and administrative               3,474       2,375        6,258        4,874
  Depreciation and amortization            3,606       4,038        7,218        8,086
                                        ---------   ---------    ---------    ---------
Total direct expenses                     23,024      24,104       44,235       47,387
                                        ---------   ---------    ---------    ---------
Net operating income                       4,239       7,771        4,760       10,147
Interest expense                           7,397       7,799       14,703       15,415
                                        ---------   ---------    ---------    ---------
Loss from operations                      (3,158)        (28)      (9,943)      (5,268)
Minority interests                           (18)        (58)          (5)         (40)
Gain on sale of properties                 1,278      14,421        1,652       14,874
                                        ---------   ---------    ---------    ---------
Income (loss) before income taxes         (1,898)     14,335       (8,296)       9,566
Income tax expense (benefit)                (657)      5,579       (3,147)       3,723
                                        ---------   ---------    ---------    ---------
Net income (loss)                       $ (1,241)   $  8,756     $ (5,149)    $  5,843
                                        =========   =========    =========    =========
Net income (loss) per common share
 (basic and diluted)                    $  (1.55)   $  10.95     $  (6.44)    $   7.30
                                        =========   =========    =========    =========

Weighted average number of
  common shares outstanding              800,000     800,000      800,000      800,000
                                        =========   =========    =========    =========



 See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                          Six Months Ended
                                                                               June 30
                                                                     --------------------------
                                                                         1999           1998
                                                                     -----------    -----------

 Cash flows provided by (used in) operating activities:
  Net income (loss)                                                  $   (5,149)    $    5,843
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
  Depreciation, amortization and accretion of
   discount on notes                                                      7,411          8,273
  Minority interests of others in net income (loss)
   from operations                                                            5             40
  Deferred income taxes                                                   1,121            241
  Gain on sale of properties                                             (1,652)       (14,874)
  Change in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                                    (772)        (1,506)
    Operating supplies, prepaid expenses,
      deposits and other assets                                         (12,056)         6,226
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                                   (17)         2,404
    Accrued interest payable                                                 17           (188)
                                                                     -----------    -----------
 Net cash (used in) operating activities                                (11,092)         6,459
 Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties                   (4,303)       (11,497)
  Refurbishment of investment properties                                 (4,054)        (2,902)
  Net proceeds from sale of investment properties                         6,397         23,270
  Cash restricted for refurbishment of properties                         1,456            208
  Collections on mortgage and other notes receivable                        277          2,100
                                                                     -----------    -----------
 Net cash provided by (used in) investing activities                       (227)        11,179
  Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                            37,948          5,919
  Repayment of notes payable                                            (35,398)       (19,292)
  Distributions to minority interests                                         -           (157)
  Deferred financing costs                                               (1,623)          (247)
                                                                     -----------    -----------
 Net cash provided by (used in) financing activities                        927        (13,777)
                                                                     -----------    -----------
 Net increase (decrease) in cash and cash equivalents                   (10,392)         3,861
 Cash and cash equivalents at beginning of period                        19,582         13,032
                                                                     -----------    -----------
 Cash and cash equivalents at end of period                          $    9,190     $   16,893
                                                                     ===========    ===========

 Supplementary disclosure of cash flow information:
        Cash paid during the period for interest                     $    14,483    $   15,604
                                                                     ============   ===========
        Cash paid (net of refunds received) during the
             period for income taxes                                 $       656    $       96
                                                                     ============   ===========

   See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1999

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2.  Divestitures and Leasing Activities

         In January through June 1999, the Company leased eight of its operating properties to third party operators for a term of five years.

         In January through June 1999, the Company sold six of its lodging facilities for approximately $16.9 million consisting of $7.0 million of cash and $9.9 million in notes receivable. The net gain recognized by the Company was approximately $1.7 million. In comparison, during the period of January through June of 1998 the Company sold two lodging facilities and a vacant parcel of land for a net gain of $14.9 million.

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

                  The Company's principal repayment obligations, reflective of the above mentioned debt transaction, as of June 30, 1999 is $7,132,000 for the remainder of fiscal 1999; $5,842,000 for 2000 and $21,559,000 for 2001.

           The Company has a $3.9 million mortgage note payable that originally matured on May 31, 1999. The note is secured by four motel properties. The bank holding the note extended the maturity date to July 15, 1999, however, as of this date has indicated it does not desire to provide any further extensions. The Company is in the process of seeking other financing. As of August 12, 1999, no firm financing commitments have been obtained.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations. Although, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the $80 million 12% Senior Subordinated Notes in 2004.

4. Acquisitions

                  In June 1999, the Company acquired a newly constructed motel and a parcel of vacant land from an affiliate at a cost of $3,496,000, in settlement of a receivable. As of June 30, 1999 there are no further motels being developed by the affiliate for the Company.

5. Income Taxes

         Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

         6. Contingencies

                  In July 1999, the Company entered into a settlement agreement with ShoLodge Franchise Systems, Inc. ("ShoLodge") resolving all disputes with respect to the litigation initiated by the Company against ShoLodge in 1997. The Company disaffiliated it's fourteen Shoney's Inns during the first half of 1998 at which time it ceased the payment of franchise fees that amounted to approximately $650,000 on an annual basis. While ShoLodge was seeking franchise fees for the remaining terms of the franchise agreements the settlement agreement requires for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002 without interest. The present value of these payments or $1,068,000 was expensed in June 1999 as part of the Company's general and administrative expenses.

                  The Company is involved in various other legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

                  In January 1997, the company sold a property subject to an existing $2.3 million first mortgage. The Company remains contingently liable for the outstanding balance of the note in the event the purchaser does not repay the note in accordance with its terms.

7. Segments

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

                  As of June 30, 1999 the Company, directly and through subsidiaries, owned 117 lodging facilities in 38 states. The Company owns a 100% interest in all but two of its properties and also operates all but thirteen of its motels, which are leased to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.

                                                        Three months ended            Six months ended
                                                             June 30                      June 30
                                                     -----------------------       ----------------------

                                                       1999          1998            1999         1998
                                                     ---------     ---------       ---------    ---------
Motel operations:
  Motel operating revenue:

    Room revenues                                    $ 24,629      $ 29,734        $ 44,334     $ 53,238
    Ancillary motel revenues                            1,552         1,909           3,110        3,843
                                                     ---------     ---------       ---------    ---------
       Total motel operating revenues                  26,181        31,643          47,444       57,081
  Motel costs and expenses:
    Motel operating expenses                           14,145        15,681          27,525       30,617
    Marketing and royalty fees                          1,799         2,010           3,234        3,810
    Depreciation and amortization                       3,532         3,552           6,737        7,126
                                                     ---------     ---------       ---------    ---------
       Total motel direct expenses                     19,476        21,243          37,496       41,553
                                                     ---------     ---------       ---------    ---------
                                                        6,705        10,400           9,948       15,528
Corporate Operations
  Other revenues                                        1,082           232           1,551          453
  General and administrative expenses:
    Management Company Operations                       1,285         1,305           2,924        2,548
    Construction/Acquisition and Divestiture              320           276             683          597
    Other general and administrative                    1,869           794           2,652        1,729
                                                     ---------     ---------       ---------    ---------
      Total general and administrative expenses         3,474         2,375           6,259        4,874
Depreciation and amortization                              74           486             480          960
                                                     ---------     ---------       ---------    ---------
                                                       (2,466)       (2,629)         (5,188)      (5,381)
                                                     ----------    ---------       ---------    ---------
Net operating income                                    4,239         7,771           4,760       10,147
  Interest expense                                      7,397         7,799          14,703       15,415
                                                     ---------     ---------       ---------    ---------
Loss from operations                                   (3,158)          (28)         (9,943)      (5,268)
  Minority interests                                      (18)          (58)             (5)         (40)
  Gain on sale of properties                            1,278        14,421           1,652       14,874
                                                     ---------     ---------       ---------    ---------
Income (Loss) before income taxes                      (1,898)       14,335          (8,296)       9,566
  Income tax expense  (benefit)                          (657)        5,579          (3,147)       3,723
                                                     ---------     ---------       ---------    ---------
Net Income (Loss)                                    $ (1,241)     $  8,756        $ (5,149)    $  5,843
                                                     =========     =========       =========    =========


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

THIS  DISCUSSION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE  INTERIM  CONDENSED
CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

 Three Months Ended June 30, 1999 Compared to the Three Months Ended
 June 30, 1998

   The following chart presents certain historical operating results and statistics and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.


                                                                  Supplemental Operating Results and Statistics
                                                        -------------------------------------------------------------------
                                                                                   (unaudited)

                                                                            Three Months Ended June 30
                                                        -------------------------------------------------------------------
                                                           Motels Owned           Acquisitions/
                                                           Both Periods            Divestitures            Consolidated
                                                        --------------------    -------------------   ---------------------
                                                          1999       1998         1999       1998       1999         1998
                                                        ---------  ---------    --------  ---------   ---------   ---------
                                                                      (dollars in thousands, except Other data)
      Motel operations:
        Motel operating revenues:

          Room revenues                                 $ 24,065   $ 23,496     $   564   $  6,238    $ 24,629    $ 29,734
          Ancillary motel revenues                         1,506      1,287          46        622       1,552       1,909
                                                        ---------  ---------    --------  ---------   ---------   ---------
            Total motel operating revenues                25,571     24,783         610      6,860      26,181      31,643
        Motel costs and expenses:
          Motel operating expenses                        13,584     10,856         561      4,825      14,145      15,681
          Marketing and royalty fees                       1,723      1,569          76        441       1,799       2,010
          Depreciation and amortization                    2,656      3,341         876        211       3,532       3,552
                                                        ---------  ---------    --------  ---------   ---------   ---------
            Total motel direct expenses                   17,963     15,766       1,513      5,477      19,476      21,243
                                                        ---------  ---------    --------  ---------   ---------   ---------
                                                        $  7,608   $  9,017     $  (903)  $  1,383       6,705      10,400
                                                        =========  =========    ========  =========

      Corporate operations:
        Other revenues, net                                                                              1,082         232
        General and administrative expenses:
          Management Company Operations                                                                  1,285       1,305
          Construction/Acquisition
              and Divestiture                                                                              320         276
          Other general and administrative                                                               1,869         794
                                                                                                      ---------   ---------
            Total general and administrative expenses                                                    3,474       2,375
        Depreciation and amortization                                                                       74         486
                                                                                                      ---------   ---------
                                                                                                        (2,466)     (2,629)
                                                                                                      ---------   ---------
      Net operating income                                                                            $  4,239    $  7,771
                                                                                                      =========   =========

      Other data:
      Number of motels at period end (5)                     111        111           6         26         117         137
      Number of rooms at period end (5)                    8,840      8,840         395      2,393       9,235      11,233
      Occupancy percentage (5)                             69.48%     66.83%      54.94%     62.39%      68.53%      65.88%
      ADR (1) (5)                                       $  43.01   $  43.63     $ 23.55   $  45.43    $  41.74    $  44.00
      REVPAR (2) (5)                                    $  31.75   $  30.76     $ 14.00   $  31.17    $  30.41    $  30.85
      Net operating income margin (3)                                                                    15.55%      24.38%
      Net motel revenue margin (4) (5)                     42.65%     52.60%      -4.79%     25.55%      41.56%      46.92%

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

      (5) At June 30, 1999 and for the three months then ended, excludes amounts related to the thirteen motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, net lease income, distributions of partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $27,263,000 for the three months ended June 30, 1999 from $31,875,000 for the three months ended June 30, 1998, a decrease of $4,612,000 or 14.5%.

         Motel revenues decreased to $26,181,000 for the three months ended June 30, 1999 from $31,643,000 for the three months ended June 30, 1998, a decrease of $5,462,000 or 17.3%. The motel revenues for motels owned during both periods increased approximately $788,000 which was offset by a decrease of $6,250,000 in motel revenues for motels acquired and divested since April 1, 1998. Motel revenues for motels owned during both periods increased 3.2%. The increase in motel revenues for motels owned during both periods was attributable principally to a increase in the occupancy percentage from 66.83% for the three months ended June 30, 1998 to 69.48% for the three months ended June 30, 1999. The increase in occupancy percentage is principally a result of management's efforts to raise occupancy by decreasing the average daily rate ("ADR"). The ADR for the motels owned during both periods decreased to $43.01 for the three months ended June 30, 1999 from $43.63 for the three months ended June 30, 1998, a decrease of $0.62 or 1.4%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $31.75 for the three months ended June 30, 1999 from $30.76 for the three months ended June 30, 1998, an increase of $0.99 or 3.2%. The acquired and divested motels had an occupancy percentage of 54.94%, an ADR of $23.55 and REVPAR of $14.00 for the three months ended June 30, 1999.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $14,145,000 for the three months ended June 30, 1999 from $15,681,000 for the three months ended June 30, 1998, a net decrease of $1,536,000 or 9.8%. Motel operating expenses for motels acquired and divested since April 1, 1998 decreased to $561,000 for the three months ended June 30, 1999 from $4,825,000 for the three months ended June 30, 1998, a decrease of $4,264,000 or 88.4%. The decrease was partially offset by an increase of $2,728,000 or 25.1% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $13,584,000 for the three months ended June 30, 1999 from $10,856,000 for the three months ended June 30, 1998. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues increased to 54.0% for the three months ended June 30, 1999 from 49.6% for the three months ended June 30, 1998. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 53.1% for the three months ended June 30, 1999 from 43.8% for the three months ended June 30, 1998.

        Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,799,000 for the three months ended June 30, 1999 from $2,010,000 for the three months ended June 30, 1998, a decrease of $211,000 or 10.5%. The marketing and royalty fees for motels owned during both periods increased to $1,723,000 for the three months ended June 30, 1999 from $1,569,000 for the three months ended June 30, 1998, an increase of $154,000 or 9.8%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.1% for the three months ended June 30, 1999 from 6.7% for the three months ended June 30, 1998. The increase in marketing and royalty fees for motels owned in both periods are principally due additional marketing efforts to increase the occupancy percentage.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $20,000 to $1,285,000 for the three months ended June 30, 1999 from $1,305,000 for the three months ended June 30, 1998, a decrease of 1.5%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $44,000 from $276,000 for the three months ended June 30, 1998 to $320,000 for the three months ended June 30, 1999. Other General and Administrative expenses increased $1,075,000 to $1,869,000 for the three months ended June 30, 1999 from $794,000 for the three months ended June 30, 1998. This increase is the result of entering into a settlement agreement with ShoLodge Franchise Systems, Inc. ("ShoLodge") in July 1999 that resolved all disputes with respect to the litigation initiated by the Company against ShoLodge in 1997. The Company disaffiliated it's fourteen Shoney's Inns during the first half of 1998 at which time it ceased the payment of franchise fees that amounted to approximately $650,000 on an annual basis. While ShoLodge was seeking franchise fees for the remaining terms of the franchise agreements the settlement agreement provides for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002 without interest. The present value of these payments or $1,068,000 was expensed in June 1999 as part of the Company's general and administrative expenses. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 4.9% for the three months ended June 30, 1999 and 4.1% for the three months ended June 30, 1998.

         Depreciation and amortization decreased to $3,606,000 for the three months ended June 30, 1999 from $4,038,000 for the three months ended June 30, 1998, a net decrease of $432,000 or 10.7%. .

         Net operating income decreased to $4,239,000 for the three months ended June 30, 1999 from $7,771,000 for the three months ended June 30, 1998, a decrease of $3,532,000 or 45.5%. The decrease in net operating income included a decrease of $3,715,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $3,715,000 decrease in net motel revenues, $2,094,000 resulted from the motels owned during both periods or a decrease of 16.9%. Net motel revenues for motels acquired and divested since April 1, 1998 decreased $1,621,000. Net operating income as a percent of total revenues was 15.5% for the three months ended June 30, 1999 as compared to 24.4% for the three months ended June 30, 1998.


         Interest expense decreased to $7,397,000 for the three months ended June 30, 1999 from $7,799,000 for the three months ended June 30, 1998, a decrease of $402,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the second quarter of 1999 as compared to the second quarter 1998.

         Gain on sale of properties amounted to $1,278,000 for the three months ended June 30, 1999 compared to $14,421,000 for the respective period in 1998. In three unrelated transactions, three properties were sold for $4.3 million in cash and $4.4 million in notes receivable. One motel and a parcel of vacant land were sold in 1998 for $23.0 million in cash in two unrelated transactions on which the $14.4 million gain was recognized.

         Net income decreased to a net loss of $1,241,000 for the three months ended June 30, 1999 from net income of $8,756,000 for the three months ended June 30, 1998. Total revenues decreased $8,539,000 to $48,995,000 for the six months ended June 30, 1999 from $57,534,000 for the six months ended June 30, 1998 or 14.8%.

  Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     The following chart presents certain historical operating results and statistics and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.


                                                                  Supplemental Operating Results and Statistics
                                                        -------------------------------------------------------------------
                                                                                   (unaudited)

                                                                             Six Months Ended June 30
                                                        ------------------------------------------------------------------
                                                            Motels Owned          Acquisitions/
                                                            Both Periods           Divestitures            Consolidated
                                                        --------------------   --------------------   --------------------
                                                          1999        1998       1999        1998       1999       1998
                                                        ---------  ---------   ---------  ---------   ---------  ---------
                                                                    (dollars in thousands, except Other data)
     Motel operations:
        Motel operating revenues:

          Room revenues                                 $ 41,631   $ 41,346    $  2,703   $ 11,892    $ 44,334   $ 53,238
          Ancillary motel revenues                         2,928      2,616         182      1,227       3,110      3,843
                                                        ---------  ---------   ---------  ---------   ---------  ---------
            Total motel operating revenues                44,559     43,962       2,885     13,119      47,444     57,081
        Motel costs and expenses:
          Motel operating expenses                        25,403     22,560       2,122      8,057      27,525     30,617
          Marketing and royalty fees                       2,954      2,930         280        880       3,234      3,810
          Depreciation and amortization                    5,396      6,112       1,341      1,014       6,737      7,126
                                                        ---------  ---------   ---------  ---------   ---------  ---------
            Total motel direct expenses                   33,753     31,602       3,743      9,951      37,496     41,553
                                                        ---------  ---------   ---------  ---------   ---------  ---------
                                                        $ 10,806   $ 12,360    $   (858)  $  3,168       9,948     15,528
                                                        =========  =========   =========  =========

      Corporate operations:
        Other revenues, net                                                                              1,551        453
        General and administrative expenses:
          Management Company Operations                                                                  2,924      2,548
          Construction/Acquisition
              and Divestiture                                                                              683        597
          Other general and administrative                                                               2,652      1,729
                                                                                                      ---------  ---------
            Total general and administrative expenses                                                    6,259      4,874
        Depreciation and amortization                                                                      480        960
                                                                                                      ---------  ---------
                                                                                                        (5,188)    (5,381)
                                                                                                      ---------  ---------
      Net operating income                                                                            $  4,760   $ 10,147
                                                                                                      =========  =========

      Other data:
      Number of motels at period end (5)                     111        111           6         26         117        137
      Number of rooms at period end (5)                    8,840      8,840         395      2,393       9,235     11,233
      Occupancy percentage (5)                             62.49%     61.38%      51.49%     58.63%      61.71%     60.76%
      ADR (1) (5)                                       $  41.58   $  42.04    $  43.32   $  45.74      $41.42   $  42.80
      REVPAR (2) (5)                                    $  27.81   $  27.44    $  23.80   $  29.59      $26.93   $  27.88
      Net operating income margin (3)                                                                     9.72%     17.64%
      Net motel revenue margin (4) (5)                     38.92%     44.68%       6.39%     35.17%      37.63%     42.55%

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

      (5) At June 30, 1999 and for the six months then ended, excludes amounts related to the thirteen motels which are leased to third party tenants.

         Motel revenues decreased to $47,444,000 for the six months ended June 30, 1999 from $57,081,000 for the six months ended June 30, 1998, a decrease of $9,637,000 or 16.9%. The motel revenues for motels owned during both periods increased approximately $597,000 or 1.4% which was partially offset by a decrease of $10,234,000 for acquired and divested motels, since January 1, 1998. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the occupancy percentage. The occupancy percentage increased from 61.38% for the six months ended June 30, 1998 to 62.49% for the six months ended June 30, 1999. The increase in occupancy percentage is principally a result of management's efforts to raise occupancy by decreasing the average daily rate ("ADR"). The ADR for the motels owned during both periods decreased to $41.58 for the six months ended June 30, 1999 from $42.04 for the six months ended June 30, 1998, a decrease of $0.46 or 1.1%. REVPAR for motels owned during both periods increased to $27.81 for the six months ended June 30, 1999 from $27.44 for the six months ended June 30, 1998, an increase of $0.37 or 1.3%. The acquired and divested motels had an occupancy percentage of 51.49%, an ADR of $43.32 and REVPAR of $23.80 for the period which they were owned by the Company in 1999.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $27,525,000 for the six months ended June 30, 1999 from $30,617,000 for the six months ended June 30, 1998, a net decrease of $3,092,000 or 10.1%. The cost of operating motels owned during both periods increased to $25,403,000 for the six months ended June 30, 1999 from $22,560,000 for the six months ended June 30, 1998, a decrease of $2,843,000 or 12.6%. Motel operating expenses for motels acquired and divested since January 1, 1998 decreased to $2,122,000 for the six months ended June 30, 1999 from $8,057,000 for the six months ended June 30, 1998. Motel operating expenses as a percentage of motel revenues increased to 58.0% for the six months ended June 30, 1999 from 53.6% for the six months ended June 30, 1998. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 57.0% for the six months ended June 30, 1999 from 51.3% for the six months ended June 30, 1998. Motel operating expenses as a percentage of motel revenues for the acquired and divested motels was 73.6% for the six months ended June 30, 1999.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $3,234,000 for the six months ended June 30, 1999 from $3,810,000 for the six months ended June 30, 1998, a decrease of $576,000 or 15.1%. The marketing and royalty fees for motels owned during both periods increased to $2,954,000 for the six months ended June 30, 1999 from $2,930,000 for the six months ended June 30, 1998, an increase of $24,000 or 0.8%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues remained the same at 7.1% for the six months ended June 30, 1999 and for the six months ended June 30, 1998. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees. In addition, during the period from February 1998 through May 1998 the Company disaffiliated its Shoney's Inns from the ShoLodge Franchise System and ceased the payments of franchise fees at such time. On an annual basis, the Company historically paid approximately $650,000 of franchise fees on its fourteen Shoney's Inns. Marketing and royalty fees for motels acquired and divested since January 1, 1998 decreased to $280,000 for the six months ended June 30, 1999 from $880,000 for the six months ended June 30, 1998.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $376,000 to $2,924,000 for the six months ended June 30, 1999 from $2,548,000 for the six months ended June 30, 1998, an increase of 14.8%. The general and administrative expenses associated with Construction and Development increased $86,000 from $597,000 for the six months ended June 30, 1998 to $683,000 for the six months ended June 30, 1999. Other General and Administrative expenses increased $923,000 to $2,652,000 for the six months ended June 30, 1999 from $1,729,000 for the six months ended June 30, 1998. This increase is the result of entering into a settlement agreement with ShoLodge Franchise Systems, Inc. ("ShoLodge") in July 1999 that resolved all disputes with respect to the litigation initiated by the Company against ShoLodge in 1997. The Company disaffiliated it's fourteen Shoney's Inns during the first half of 1998 at which time it ceased the payment of franchise fees that amounted to approximately $650,000 on an annual basis. While ShoLodge was seeking franchise fees for the remaining terms of the franchise agreements the settlement agreement provides for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002 without interest. The present value of these payments or $1,068,000 was expensed in June 1999 as part of the Company's general and administrative expenses. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 6.2% for the six months ended June 30, 1999 and 4.5% for the six months ended June 30, 1998.

         Depreciation and amortization decreased to $7,217,000 for the six months ended June 30, 1999 from $8,086,000 for the three months ended June 30, 1998, a net decrease of $869,000 or 10.7%. Approximately $480,000 of the net decrease in depreciation and amortization is attributable to the corporate operations.

         Net operating income decreased to $4,760,000 for the six months ended June 30, 1999 from $10,147,000 for the six months ended June 30, 1998, a decrease of $5,387,000 or 53.1%. The decrease in net operating income included; a decrease of $5,969,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees), an increase in corporate general and administrative expenses of $1,385,000, offset by a decrease in depreciation and amortization of $869,000 and an increase of other revenues of $1,098,000. Of the $5,969,000 decrease in net motel revenues, $2,270,000 resulted from the motels owned during both periods or a decrease of 12.3%. Net motel revenues for motels acquired and divested since January 1, 1998 decreased $3,699,000. Net operating income as a percent of total revenues was 9.7% for the six months ended June 30, 1999 as compared to 17.6% for the six months ended June 30, 1998.

         Interest expense decreased to $14,703,000 for the six months ended June 30, 1999 from $15,415,000 for the six months ended June 30, 1998, a decrease of $712,000.

         Gain on sale of properties amounted to $1,652,000 for the six months ended June 30, 1999 compared to $14,874,000 for the respective period in 1998. In six unrelated transactions, six properties were sold for $7.0 million in cash and $9.9 million in notes receivable. Two motels and a parcel of vacant land were sold in 1998 for $24.4 million in cash in three unrelated transactions on which the $14.9 million gain was recognized.

         Net income decreased to a net loss of $5,149,000 for the six months ended June 30, 1999 from a net income of $5,843,000 for the six months ended June 30, 1998.

Liquidity and Capital Resources

         The Company's primary uses of its capital resources include debt service, capital expenditures and working capital. In addition, on a discretionary basis, the Company utilizes its capital resources for the development and acquisition of motel properties.

           The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. In January 1999 the Company repaid mortgage notes with an outstanding balance of $17.2 million as of December 31, 1998 with the proceeds of a new $13.5 million loan and the balance with cash. The new loan is secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million as of December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage point and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus 1.25 percentage points. The loan requires principal payments based on a twenty-year amortization schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus 1.25 percentage points. The Company's principal repayment obligations, reflective of the transactions mentioned above, as of June 30, 1999 is $7,730,000 for the remainder of fiscal 1999; $7,166,000 for 2000 and $24,011,000 for 2001.

         The Company has a $3.9 million mortgage note payable that originally matured on May 31, 1999. The note is secured by four motel properties. The bank holding the note extended the maturity date to July 15, 1999, however, as of this date has indicated it does not desire to provide any further extensions. The Company is in the process of seeking other financing. As of August 3, 1999, no firm financing commitments have been obtained.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations. Although, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the $80 million 12% Senior Subordinated Notes in 2004.

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $4,054,000 and $2,902,000 for the six months ended June 30, 1999 and 1998, respectively. In addition, as of June 30, 1999, the Company had $747,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the six months ended June 30, 1999, cash and cash equivalents decreased $10,392,000. This decrease consisted of $227,000 of funds used in investing activities and $927,000 of funds provided by financing activities and $11,092,000 of funds used in operations. Net investing activities of $227,000 include: $4,303,000 of cash utilized for motel development and $4,054,000 expended on refurbishment of existing properties, offset by $6,674,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $1,456,000. Cash provided by financing activities includes: $35,398,000 of cash utilized to repay indebtedness; and $1,623,000 of cash used for deferred financing costs and other items offset by $37,948,000 from proceeds from notes payable.

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

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         See Note 6 of the Notes to the Condensed Consolidated
         Financial Statements.

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

                                              MOA HOSPITALITY, INC.




August 12, 1999               By:        /s/  Kurt M. Mueller
                              --------------------------------------------
                                         Kurt M. Mueller
                                         Chief Financial Officer


August 12, 1999               By:        /s/   Blane P. Evans
                              --------------------------------------------
                                         Blane P. Evans
                                         Vice President, Secretary and Treasurer