Form 10-Q/A
period 1999-06-30
MOA HOSPITALITY INC
filed 1999-09-02
CIK 816746

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

                   MOA HOSPITALITY, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands except share data)


                                         Three Months Ended        Six Months Ended
                                               June 30                  June 30
                                        ---------------------    ----------------------
                                           1999        1998        1999         1998
                                        ---------   ---------    ---------    ---------
Revenues:
  Motel operating revenues              $ 26,181    $ 31,643     $ 47,444     $ 57,081
  Other revenues                           1,082         232        1,551          453
                                        ---------   ---------    ---------    ---------
Total revenues                            27,263      31,875       48,995       57,534
Costs and expenses:
  Motel operating expenses                14,145      15,681       27,525       30,617
  Marketing and royalty fees               1,799       2,010        3,234        3,810
  General and administrative               3,474       2,375        6,258        4,874
  Depreciation and amortization            3,606       4,038        7,218        8,086
                                        ---------   ---------    ---------    ---------
Total direct expenses                     23,024      24,104       44,235       47,387
                                        ---------   ---------    ---------    ---------
Net operating income                       4,239       7,771        4,760       10,147
Interest expense                           7,397       7,799       14,703       15,415
                                        ---------   ---------    ---------    ---------
Loss from operations                      (3,158)        (28)      (9,943)      (5,268)
Minority interests                           (18)        (58)          (5)         (40)
Gain on sale of properties                 1,278      14,421        1,652       14,874
                                        ---------   ---------    ---------    ---------
Income (loss) before income taxes         (1,898)     14,335       (8,296)       9,566
Income tax expense (benefit)                (657)      5,579       (3,147)       3,723
                                        ---------   ---------    ---------    ---------
Net income (loss)                       $ (1,241)   $  8,756     $ (5,149)    $  5,843
                                        =========   =========    =========    =========
Net income (loss) per common share
 (basic and diluted)                    $  (1.55)   $  10.95     $  (6.44)    $   7.30
                                        =========   =========    =========    =========

Weighted average number of
  common shares outstanding              800,000     800,000      800,000      800,000
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