Form 10-Q
period 1999-09-30
MOA HOSPITALITY INC
filed 2000-01-07
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the  quarterly  period ended  September 30, 1999.

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

                                ---------------------

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


Number of shares of Common Stock, $.01 par value outstanding as of November 12, 1999: 800,000

                INDEX TO FORM 10-Q

                                                                         Page
Part I          Financial Information

Item 1.         Financial Statements

                Condensed consolidated balance sheets -                    2
                September 30, 1999(unaudited) and December 31, 1998.

                Condensed consolidated statements of operations -          3
                Three months ended September 30, 1999 and 1998
                (unaudited); Nine months ended September 30, 1999 and 1998 (unaudited).

                Condensed consolidated statements of cash flows -          4
                Nine months ended September 30, 1999 and 1998
                (unaudited).

                Notes to condensed consolidated financial statements -     5
                September 30, 1999 (unaudited).


Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations

                General                                                    9

                Results of Operations                                     10

                Liquidity and Capital Resources                           17


Part II         Other Information

Item 1.         Legal Proceedings                                         19

Item 2.         Changes in Securities                                     19

Item 3.         Defaults upon Senior Securities                           19

Item 4.         Submission of Matters to a Vote of Security Holders       19

Item 5.         Other Information                                         19

Item 6.         Exhibits and Reports on Form 8-K                          19


                Signatures                                                20

                      PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

             MOA HOSPITALITY, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share data)


                                                   September 30,    December 31,
                                                       1999              1998
                                                    -----------      -----------
                                                    (Unaudited)
 ASSETS
 Current Assets:
  Cash and cash equivalents                         $    8,447       $   19,582
  Accounts receivable from property operations           2,542            2,015
  Operating supplies and prepaid expenses                1,666            2,325
  Current portion of mortgage and notes receivable       3,583            2,139
                                                    -----------      -----------
  Total Current Assets                                  16,238           26,061
 Investment property:
     Operating properties,
     net of accumulated depreciation                   265,692          279,944
     Land held for development                           5,249            3,829
                                                    -----------      -----------
  Total investment property                            270,941          283,773
  Other Assets:
  Deposits and other assets                             21,999            5,507
  Mortgage and other notes receivable,
  less current portion                                  18,708           11,626
  Financing and other deferred costs,
  net of accumulated amortization of
  $9,568 in 1999 and $8,259 in 1998                     13,161           12,088
                                                    -----------      -----------
  Total Other Assets                                    53,868           29,221
                                                    -----------      -----------
     Total Assets                                   $  341,047       $  339,055
                                                    ===========      ===========


 LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
   Trade accounts payable                           $    2,155       $    3,939
   Real estate taxes payable                             2,964            2,848
   Accrued interest payable                              6,030            3,382
   Other accounts payable and accrued expenses          13,352            8,300
   Current portion of long-term debt                    11,152           40,199
                                                    -----------      -----------
   Total Current Liabilities                            35,653           58,668

   Long-term debt, less current portion:
   Mortgage and other notes payable                    207,299          178,846
   12% Senior Subordinated Notes, net of
   unamortized discount of $2,586 in 1999
    and $2,894 in 1998                                  77,414           77,106
                                                    -----------      -----------
   Total Long-term debt, excluding current portion     284,713          255,952
                                                    -----------      -----------
   Total Liabilities                                   320,366          314,620
                                                    -----------      -----------

   Minority Interests                                    1,705            1,689
   Stockholders' equity:
   Common stock, $.01 par value, 1,500,000
      shares authorized; 800,000 shares
      issued and outstanding                                 8                8
      Additional paid-in capital                        15,294           15,294
      Retained earnings                                  3,674            7,444
                                                    -----------      -----------
   Total Stockholders' Equity                           18,976           22,746
                                                    -----------      -----------
       Total Liabilities and Stockholders' Equity   $  341,047       $  339,055
                                                    ===========      ===========





  See accompanying notes to condensed consolidated financial statements.

               MOA HOSPITALITY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited, in thousands except share data)


                                              Three Months Ended              Nine Months Ended
                                                  September 30                  September 30
                                          --------------------------     ---------------------------
                                             1999            1998            1999            1998
                                          ----------     -----------     -----------     -----------
Revenues:
  Motel operating revenues                $  28,330      $   35,272      $   75,774      $   92,353
  Other revenues                              1,237             357           2,788             810
                                          ----------     -----------     -----------     -----------
Total revenues                               29,567          35,629          78,562          93,163
Costs and expenses:
  Motel operating expenses                   13,076          16,152          40,601          46,769
  Marketing and royalty fees                  1,943           2,132           5,177           5,942
  General and administrative                  1,975           2,642           8,234           7,516
  Depreciation and amortization               2,982           4,194          10,199          12,280
                                          ----------     -----------     -----------     -----------
Total direct expenses                        19,976          25,120          64,211          72,507
                                          ----------     -----------     -----------     -----------
Net operating income                          9,591          10,509          14,351          20,656
Interest expense                              7,627           7,705          22,330          23,120
                                          ----------     -----------     -----------     -----------
Income (loss) from operations                 1,964           2,804          (7,979)         (2,464)
Minority interests                              (11)            (72)            (16)           (112)
Gain on sale of properties                      358           9,658           2,010          24,532
                                          ----------     -----------     -----------     -----------
Income (loss) before income taxes             2,311          12,390          (5,985)         21,956
Income tax expense (benefit)                    932           4,822          (2,215)          8,545
                                          ----------     -----------     -----------     -----------
Net income (loss)                         $   1,379      $    7,568      $   (3,770)     $   13,411
                                          ==========     ===========     ===========     ===========


Net income (loss) per common share
 (basic and diluted)                      $    1.72      $     9.46      $    (4.71)     $    16.76
                                          ==========     ===========     ===========     ===========

Weighted average number of
  common shares outstanding                 800,000         800,000         800,000         800,000
                                          ==========     ===========     ===========     ===========


        See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)


                                                                   Nine Months Ended
                                                                    September 30
                                                           ---------------------------
                                                               1999            1998
                                                           ------------   ------------
Cash flows provided by (used in) operating activities:
 Net income (loss)                                         $    (3,770)   $    13,411
 Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                           10,463         12,555
  Minority interests of others in net income (loss)
  from operations                                                   16            112
  Deferred income taxes                                          1,302             64
  Gain on sale of properties                                    (2,010)       (24,532)
 Change in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                           (531)          (624)
    Operating supplies, prepaid expenses,
        deposits and other assets                              (18,714)         6,988
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        3,132          5,044
    Accrued interest payable                                     2,648          2,197
                                                           ------------   ------------
Net cash (used in) operating activities                         (7,464)        15,215
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties          (6,600)       (13,107)
  Refurbishment of investment properties                        (4,372)        (5,631)
  Net proceeds from sale of investment properties                6,640         47,436
  Cash restricted for refurbishment of properties                1,379           (322)
  Collections on mortgage and other notes receivable             2,340          2,152
                                                           ------------   ------------
Net cash provided by (used in) investing activities               (613)        30,528
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                   37,948          5,942
  Repayment of notes payable                                   (38,542)       (37,148)
  Distributions to minority interests                                -           (157)
  Deferred financing costs                                      (2,463)          (251)
                                                           ------------   ------------
Net cash provided by (used in) financing activities             (3,057)       (31,614)
                                                           ------------   ------------
Net increase (decrease) in cash and cash equivalents           (11,134)        14,129
Cash and cash equivalents at beginning of period                19,582         13,032
                                                           ------------   ------------
Cash and cash equivalents at end of period                 $     8,448    $    27,161
                                                           ============   ============
Supplementary disclosure of cash flow information:
       Cash paid during the period for interest            $    19,682    $    20,648
                                                           ============   ============
       Cash paid (net of refunds received) during the
            period for income taxes                        $    14,555    $        96
                                                           ============   ============

See accompanying  notes to condensed  consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1999

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1998. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2.  Divestitures and Leasing Activities

         In January through September 1999, the Company leased twenty-four of its operating properties to third party operators for various terms through April 2005.

         In January through September 1999, the Company sold seven of its lodging facilities and a vacant parcel of land for approximately $18.1 million consisting of $7.3 million of cash and $10.8 million in notes receivable. The net gain recognized by the Company was approximately $2.0 million. In comparison, during the period of January through September of 1998 the Company sold seven lodging facilities and a vacant parcel of land for a net gain of $24.5 million.

         3. Mortgage and Other Notes Payable

                  In January 1999,  the Company  repaid  mortgage  notes with an outstanding balance of $17.2 million at December 31,1998 with the proceeds of a new $13.5 million loan and the balance with cash. The loan was initially secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million at December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage points and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus
1.25 percentage points. The loan requires principal payments based on a twenty-year amortization schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus 1.25 percentage points.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                                   (Unaudited)

 3. Mortgage and Other Notes Payable - (Continued)

                  The Company's principal repayment obligations, reflective of the above mentioned debt transaction, as of September 30, 1999 is $5,274,000 for the remainder of fiscal 1999; $5,671,000 for 2000 and $21,448,000 for 2001.
Included in the $5,274,000 of maturities for the remainder of fiscal 1999 is a mortgage loan in the amount of $3,884,000 that matures on December 15, 1999. The lender has agreed to renew this loan and the legal documentation therefore is currently being prepared.

4. Acquisitions

                  In June 1999, the Company acquired a newly constructed motel and a parcel of vacant land from an affiliate at a cost of $3,496,000, in settlement of a receivable. As of June 30, 1999 there were no further motels being developed by the affiliate for the Company and currently no plans for such further development through the affiliate.

5. Income Taxes

         Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes principally as a result of state income taxes.

6. Contingencies

                  In July 1999, the Company entered into a settlement agreement with ShoLodge Franchise Systems, Inc. ("ShoLodge") resolving all disputes with respect to the litigation initiated by the Company against ShoLodge in 1997. The Company disaffiliated its fourteen Shoney's Inns during the first half of 1998 at which time it ceased the payment of franchise fees that amounted to approximately $650,000 on an annual basis. While ShoLodge was seeking franchise fees for the remaining terms of the franchise agreements the settlement agreement requires for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002 without interest. The present value of these payments or $1,068,000 was expensed in June 1999 as part of the Company's general and administrative expenses.

                  The Company is involved in various other legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

7. Subsequent Event

                  During the fourth quarter of 1999, the Company developed and commenced the implementation of a restructuring plan designed to reduce the operating cost of the management company divisions operations. The restructuring plan results in a reduction in the number of employees. The company anticipates recording a charge in the fourth quarter of approximately $500,000 principally for severance paid to the effected employees as a result of the implementation of the restructuring plan.

                    Through November 12, 1999, the Company sold two properties for an approximate $3.2 million consisting of $1.7 million in cash and $1.5 million in notes receivable. The Company realized gains of approximately $0.3 million. The Company also leased an additional six properties to third party tenants.

8. Segments

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

                  As of September 30, 1999 the Company, directly and through subsidiaries, owned 129 lodging facilities in 38 states. The Company owns a 100% interest in all but two of its properties and also operates all but twenty-nine of its motels, which are leased to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.

                                                       Three months ended              Nine months ended
                                                          September 30                    September 30
                                                     -----------------------         ----------------------
                                                       1999          1998               1999         1998
                                                     ---------     ---------         ---------    ---------
Motel operations:
  Motel operating revenue:
    Room revenues                                    $ 26,587      $ 33,364          $ 70,921     $ 86,602
    Ancillary motel revenues                            1,743         1,908             4,853        5,751
                                                     ---------     ---------         ---------    ---------
       Total motel operating revenues                  28,330        35,272            75,774       92,353
  Motel costs and expenses:
    Motel operating expenses                           13,076        16,152            40,601       46,769
    Marketing and royalty fees                          1,943         2,132             5,177        5,942
    Depreciation and amortization                       2,796         3,651             9,533       10,777
                                                     ---------     ---------         ---------    ---------
       Total motel direct expenses                     17,815        21,935            55,311       63,488
                                                     ---------     ---------         ---------    ---------
                                                       10,515        13,337            20,463       28,865
Corporate Operations
  Other revenues                                        1,237           357             2,788          810
  General and administrative expenses:
    Management Company Operations                       1,288         1,462             4,212        4,011
    Construction/Acquisition and Divestiture              306           221               989          817
    Other general and administrative                      381           959             3,033        2,688
                                                     ---------     ---------         ---------    ---------
      Total general and administrative expenses         1,975         2,642             8,234        7,516
  Depreciation and amortization                           186           543               666        1,503
                                                     ---------     ---------         ---------    ---------
                                                         (924)       (2,828)           (6,112)      (8,209)
                                                     ---------     ---------         ---------    ---------
Net operating income                                    9,591        10,509            14,351       20,656
  Interest expense                                      7,627         7,705            22,330       23,120
                                                     ---------     ---------         ---------    ---------
Income (loss) from operations                           1,964         2,804            (7,979)      (2,464)
  Minority interests                                      (11)          (72)              (16)        (112)
  Gain on sale of properties                              358         9,658             2,010       24,532
                                                     ---------     ---------         ---------    ---------
Income (loss) before income taxes                       2,311        12,390            (5,985)      21,956
  Income tax expense  (benefit)                           932         4,822            (2,215)       8,545
                                                     ---------     ---------         ---------    ---------
Net Income (Loss)                                    $  1,379      $  7,568          $ (3,770)    $ 13,411
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

This discussion should be read in conjunction with the interim condensed consolidated historical financial statements of the Company and the notes thereto included elsewhere herein. The supplemental historical operating results presented below for the three and nine months ended September 30, 1999 and 1998 have been prepared on the same basis as the interim condensed consolidated historical financial statements and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

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

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

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

                                                             Supplemental Operating Results and Statistics
                                                   -------------------------------------------------------------------
                                                                             (unaudited)

                                                                   Three Months Ended September 30
                                                   -------------------------------------------------------------------
                                                     Motels Owned         Acquisitions/
                                                      Both Periods          Divestitures            Consolidated
                                                   -------------------  ---------------------  -----------------------
                                                     1999      1998       1999        1998       1999         1998
                                                   --------- ---------  ----------  ---------  ----------  -----------
                                                              (dollars in thousands, except Other data)
 Motel operations:
   Motel operating revenues:
     Room revenues                                 $ 25,678  $ 24,874   $     909   $  8,490   $  26,587   $   33,364
     Ancillary motel revenues                         1,677     1,410          66        498       1,743        1,908
                                                   --------- ---------  ----------  ---------  ----------  -----------
       Total motel operating revenues                27,355    26,284         975      8,988      28,330       35,272
   Motel costs and expenses:
     Motel operating expenses                        12,713    10,543         363      5,609      13,076       16,152
     Marketing and royalty fees                       1,858     1,579          85        553       1,943        2,132
     Depreciation and amortization                    1,837     3,017         959        634       2,796        3,651
                                                   --------- ---------  ----------  ---------  ----------  -----------
       Total motel direct expenses                   16,408    15,139       1,407      6,796      17,815       21,935
                                                   --------- ---------  ----------  ---------  ----------  -----------
                                                    $10,947   $11,145   $    (432)  $  2,192      10,515       13,337
                                                   ========= =========  ==========  =========

 Corporate operations:
   Other revenues, net                                                                             1,237          357
   General and administrative expenses:
     Management Company Operations                                                                 1,288        1,462
     Construction/Acquisition
         and Divestiture                                                                             306          221
     Other general and administrative                                                                381          959
                                                                                               ----------  -----------
      Total general and administrative expenses                                                    1,975        2,642
  Depreciation and amortization                                                                      186          543
                                                                                               ----------  -----------
                                                                                                    (924)      (2,828)
                                                                                               ----------  -----------
 Net operating income                                                                          $   9,591   $   10,509
                                                                                               ==========  ===========

 Other data:
 Number of motels at period end (5)                      95        95           5         37         100          132
 Number of rooms at period end (5)                    7,602     7,602         329      3,124       7,931       10,726
 Occupancy percentage (5)                             74.21%    72.93%      67.26%     62.63%      73.11%       69.71%
 ADR (1) (5)                                       $  49.48  $  48.65   $   41.73   $  42.48   $   45.08   $    46.92
 REVPAR (2) (5)                                    $  39.12  $  37.49   $   30.10   $  28.17   $   35.12   $    34.58
 Net operating income margin (3)                                                                   32.44%       29.50%
 Net motel revenue margin (4) (5)                     49.79%    56.93%      58.01%     33.29%      50.07%       50.92%

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

 (5) At September 30, 1999 and for the three months then ended, excludes amounts related to the twenty nine motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Other revenues include interest income, net lease income, distributions of partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $29,567,000 for the three months ended September 30, 1999 from $35,629,000 for the three months ended September 30, 1998, a decrease of $6,062,000 or 17.0%.

         Motel revenues decreased to $28,330,000 for the three months ended September 30, 1999 from $35,272,000 for the three months ended September 30, 1998, a decrease of $6,942,000 or 19.7%. The motel revenues for motels owned during both periods increased approximately $1,071,000 which was offset by a decrease of $8,013,000 in motel revenues for motels acquired and divested since July 1, 1998. Motel revenues for motels owned during both periods increased 4.1%. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the room revenues driven by an increase in both occupancy and average daily rate ("ADR"). The occupancy percentage increased from 72.93% for the three months ended September 30, 1998 to 74.21% for the three months ended September 30, 1999, an increase of 1.8%. The ADR for the motels owned during both periods increased to $49.48 for the three months ended September 30, 1999 from $48.65 for the three months ended September 30, 1998, an increase of $0.83 or 1.7%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $39.12 for the three months ended September 30, 1999 from $37.49 for the three months ended September 30, 1998, an increase of $1.63 or 4.3%. The acquired and divested motels had an occupancy percentage of 67.26%; an ADR of $41.73 and REVPAR of $30.1 for the three months ended September 30, 1999.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $13,076,000 for the three months ended September 30, 1999 from $16,152,000 for the three months ended September 30, 1998, a net decrease of $3,076,000 or 19.0%. Motel operating expenses for motels acquired and divested since July 1, 1998 decreased to $363,000 for the three months ended September 30, 1999 from $5,609,000 for the three months ended September 30, 1998, a decrease of $5,246,000 or 93.5%. The decrease was partially offset by an increase of $2,170,000 or 20.6% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $12,713,000, for the three months ended September 30, 1999, from $10,543,000 for the three months ended September 30, 1998. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues increased to 46.2% for the three months ended September 30, 1999 from 45.8% for the three months ended September 30, 1998. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods, increased to 46.5% for the three months ended September 30, 1999 from 40.1% for the three months ended September 30, 1998.


         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty fees paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,943,000 for the three months ended September 30, 1999 from $2,132,000 for the three months ended September 30, 1998, a decrease of $189,000 or 8.9%. The marketing and royalty fees for motels owned during both periods increased to $1,858,000 for the three months ended September 30, 1999 from $1,579,000 for the three months ended September 30, 1998, an increase of $279,000 or 17.7%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.2% for the three months ended September 30, 1999 from 6.3% for the three months ended September 30, 1998. The increase in marketing and royalty fees for motels owned in both periods are principally due to additional marketing efforts to increase the occupancy percentage including the affiliation of certain properties with national brands resulting in the payment of franchise fees on such properties in 1999 where no such fees were incurred in 1998.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas, Management Company Operations, Construction/Acquisition and Divestiture Division and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $174,000 to $1,288,000 for the three months ended September 30, 1999 from $1,462,000 for the three months ended September 30, 1998, a decrease of 11.9%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $85,000 from $221,000 for the three months ended September 30, 1998 to $306,000 for the three months ended September 30, 1999. Other General and Administrative expenses decreased $578,000 to $381,000 for the three months ended September 30, 1999 from $959,000 for the three months ended September 30, 1998. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 4.5% for the three months ended September 30, 1999 and 4.1% for the three months ended September 30, 1998.

         Depreciation and amortization decreased to $2,982,000 for the three months ended September 30, 1999 from $4,194,000 for the three months ended September 30, 1998, a net decrease of $1,212,000 or 28.9%. .

         Net operating income decreased to $9,591,000 for the three months ended September 30, 1999 from $10,509,000 for the three months ended September 30, 1998, a decrease of $918,000 or 8.7%. The decrease in net operating income included a decrease of $3,677,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $3,677,000 decrease in net motel revenues, $1,378,000, resulted from the motels owned during both periods, a decrease of 9.7%. Net motel revenues for motels acquired and divested since July 1, 1998 decreased $2,299,000. Net operating income as a percent of total revenues was 32.4% for the three months ended September 30, 1999 as compared to 29.5% for the three months ended September 30, 1998.


        Interest expense decreased to $7,627,000 for the three months ended September 30, 1999 from $7,705,000 for the three months ended September 30, 1998, a decrease of $78,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the third quarter of 1999 as compared to the third quarter 1998.

         Gain on sale of properties amounted to $358,000 for the three months ended September 30, 1999 compared to $9,658,000 for the respective period in 1998. In two unrelated transactions, one motel and a vacant parcel of land were sold for $0.3 million in cash and $1.0 million in a note receivable. Five motels were sold in 1998 for $25.6 million in cash in five unrelated transactions on which the $9.6 million gain was recognized.

         Net income decreased to $1,379,000 for the three months ended September 30, 1999 from net income of $7,568,000 for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

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


                                                             Supplemental Operating Results and Statistics
                                                   -------------------------------------------------------------------
                                                                             (unaudited)

                                                                     Nine Months Ended September 30
                                                   -------------------------------------------------------------------
                                                      Motels Owned         Acquisitions/
                                                      Both Periods          Divestitures            Consolidated
                                                   -------------------  ---------------------  -----------------------
                                                     1999      1998       1999        1998        1999         1998
                                                   --------- ---------  ----------  ---------  ----------  -----------
                                                               (dollars in thousands, except Other data)
 Motel operations:
   Motel operating revenues:

     Room revenues                                 $ 62,180  $ 61,061   $   8,741   $ 25,541   $  70,921   $   86,602
     Ancillary motel revenues                         4,368     3,727         485      2,024       4,853        5,751
                                                   --------- ---------  ----------  ---------  ----------  -----------
       Total motel operating revenues                66,548    64,788       9,226     27,565      75,774       92,353
   Motel costs and expenses:
     Motel operating expenses                        34,339    29,973       6,262     16,796      40,601       46,769
     Marketing and royalty fees                       4,480     4,153         697      1,789       5,177        5,942
     Depreciation and amortization                    6,484     8,113       3,049      2,664       9,533       10,777
                                                   --------- ---------  ----------  ---------  ----------  -----------
       Total motel direct expenses                   45,303    42,239      10,008     21,249      55,311       63,488
                                                   --------- ---------  ----------  ---------  ----------  -----------
                                                   $ 21,245  $ 22,549   $    (782)  $  6,316      20,463       28,865
                                                   ========= =========  ==========  =========

 Corporate operations:
   Other revenues, net                                                                             2,788          810
   General and administrative expenses:
     Management Company Operations                                                                 4,212        4,011
     Construction/Acquisition
         and Divestiture                                                                             989          817
     Other general and administrative                                                              3,033        2,688
                                                                                               ----------  -----------
       Total general and administrative expenses                                                   8,234        7,516
   Depreciation and amortization                                                                     666        1,503
                                                                                               ----------  -----------
                                                                                                  (6,112)      (8,209)
                                                                                               ==========  ===========
 Net operating income                                                                          $  14,351   $   20,656
                                                                                               ==========  ===========

 Other data:
 Number of motels at period end (5)                      94        94           6         38         100          132
 Number of rooms at period end (5)                    7,536     7,536         395      3,190       7,931       10,726
 Occupancy percentage (5)                             66.73%    65.58%      58.47%     60.00%      65.29%       63.75%
 ADR (1) (5)                                       $  45.25  $  45.18   $   34.48   $  42.36   $   42.30   $    44.31
 REVPAR (2) (5)                                    $  32.31  $  31.44   $   21.28   $  27.43   $   29.51   $    30.12
 Net operating income margin (3)                                                                   18.27%       22.17%
 Net motel revenue margin (4) (5)                     44.59%    50.22%      25.94%     35.16%      42.29%       45.77%

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

 (5) At September 30, 1999 and for the nine months then ended, excludes amounts related to the twenty nine motels which are leased to third party tenants.

         Total revenues decreased $14,601,000 to $78,562,000 for the nine months ended September 30, 1999 from $93,163,000 for the nine months ended
September 30, 1998 or 15.7%.

         Motel revenues decreased to $75,774,000 for the nine months ended September 30, 1999 from $92,353,000 for the nine months ended September 30, 1998, a decrease of $16,579,000 or 18.0%. The motel revenues, for motels owned during both periods, increased approximately $1,760,000 or 2.7% which was offset by a decrease of $18,339,000 for acquired and divested motels, since January 1, 1998. The increase in motel room revenues for motels owned during both periods was attributable principally to an increase in the occupancy percentage. The occupancy percentage increased from 65.58% for the nine months ended September 30, 1998 to 66.73% for the nine months ended September 30, 1999. The increase in occupancy percentage is principally a result of management's efforts to raise occupancy by decreasing the average daily rate ("ADR") during the slower months of January through May. The ADR for the motels owned during both periods increased to $45.25 for the nine months ended September 30, 1999 from $45.18 for the nine months ended September 30, 1998, an increase of $0.07 or 0.2%. REVPAR for motels owned during both periods increased to $32.31 for the nine months ended September 30, 1999 from $31.44 for the nine months ended September 30, 1998, an increase of $0.87 or 2.8%. The acquired and divested motels had an occupancy percentage of 58.47%, an ADR of $34.48 and REVPAR of $21.28 for the period in 1999 that they were owned by the Company.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $40,601,000 for the nine months ended September 30, 1999 from $46,769,000 for the nine months ended September 30, 1998, a net decrease of $6,168,000 or 13.2%. The cost of operating motels owned during both periods increased to $34,339,000 for the nine months ended September 30, 1999 from $29,973,000 for the nine months ended September 30, 1998, an increase of $4,366,000 or 14.6%. The increase in operating costs is principally due to the increased labor and related costs and an increase in repair and maintenance expenditures. Motel operating expenses for motels acquired and divested since January 1, 1998 decreased to $6,262,000 for the nine months ended September 30, 1999 from $16,796,000 for the nine months ended September 30, 1998. Motel operating expenses as a percentage of motel revenues increased to 53.6% for the nine months ended September 30, 1999 from 50.6% for the nine months ended September 30, 1998. Motel operating expenses as a percentage of motel revenues, for the motels owned in both periods, increased to 51.6% for the nine months ended September 30, 1999 from 46.3% for the nine months ended September 30, 1998. For the nine months ended September 30, 1999, motel operating expenses were 67.9% of motel revenues for the acquired and divested motels.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $5,177,000 for the nine months ended September 30, 1999 from $5,942,000 for the nine months ended September 30, 1998, a decrease of $765,000 or 12.9%. The marketing and royalty fees for motels owned during both periods increased to $4,480,000 for the nine months ended September 30, 1999 from $4,153,000 for the nine months ended September 30, 1998, an increase of $327,000 or 7.9%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.2% for the nine months ended September 30, 1999 from 6.8% for the nine months ended September 30, 1998. The increase in marketing and royalty fees is a result of managements increased marketing efforts during the January to May timeframe to build market share in addition to affiliating certain properties previously operated as independents resulting in the commencement of franchise fees.

         Corporate general and administrative expenses are segregated by the Company into three separate areas, Management Company Operations, Construction/Acquisition and Divestitures, and Other. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $201,000 to $4,212,000 for the nine months ended September 30, 1999 from $4,011,000 for the nine months ended September 30, 1998, an increase of 5.0%. The general and administrative expenses associated with Construction/Acquisition and Divestitures increased $172,000 from $817,000 for the nine months ended September 30, 1998 to $989,000 for the nine months ended September 30, 1999. Other General and Administrative expenses increased $345,000 to $3,033,000 for the nine months ended September 30, 1999 from $2,688,000 for the nine months ended September 30, 1998. This increase is the result of entering into a settlement agreement with ShoLodge Franchise Systems, Inc. ("ShoLodge") in July 1999 that resolved all disputes with respect to the litigation initiated by the Company against ShoLodge in 1997. The Company disaffiliated its fourteen Shoney's Inns during the first half of 1998 at which time it ceased the payment of franchise fees that amounted to approximately $650,000 on an annual basis. While ShoLodge was seeking franchise fees for the remaining terms of the franchise agreements the settlement agreement provides for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002 without interest. The present value of these payments or $1,068,000 was expensed in June 1999 as part of the Company's general and administrative expenses. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 5.6% for the nine months ended September 30, 1999 and 4.3% for the nine months ended September 30, 1998.

         Depreciation and amortization decreased to $10,199,000 for the nine months ended September 30, 1999 from $12,280,000 for the nine months ended September 30, 1998, a net decrease of $2,081,000 or 16.9%. Approximately $837,000 of the net decrease in depreciation and amortization is attributable to the corporate operations.

         Net operating income decreased to $14,351,000 for the nine months ended September 30, 1999 from $20,656,000 for the nine months ended September 30, 1998, a decrease of $6,305,000 or 30.5%. The decrease in net operating income included a decrease of $9,646,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $9,646,000 decrease in net motel revenues, $2,933,000 resulted from the motels owned during both periods, a decrease of 9.6%. Net motel revenues for motels acquired and divested since January 1, 1998 decreased $6,713,000. Net operating income as a percent of total revenues was 18.3% for the nine months ended September 30, 1999 as compared to 22.2% for the nine months ended September 30, 1998.



         Interest expense decreased to $22,330,000 for the nine months ended September 30, 1999 from $23,120,000 for the nine months ended September 30, 1998, a decrease of $790,000.


         Gain on sale of properties amounted to $2,010,000 for the nine months ended September 30, 1999 compared to $24,532,000 for the respective period in 1998. In eight unrelated transactions, seven properties and a vacant parcel of land were sold for $7.3 million in cash and $10.8 million in notes receivable. Seven motels and a parcel of vacant land were sold in 1998 for $50.0 million in cash in eight unrelated transactions on which the $24.5 million gain was recognized.

         Net income decreased to a net loss of $3,770,000 for the nine months ended September 30, 1999 from a net income of $13,411,000 for the nine months ended September 30, 1998.

Liquidity and Capital Resources

         The Company's primary uses of its capital resources include debt service, capital expenditures and working capital. In addition, on a discretionary basis, the Company utilizes its capital resources for the development and acquisition of motel properties.

         The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. In January 1999 the Company repaid mortgage notes with an outstanding balance of $17.2 million as of December 31, 1998 with the proceeds of a new $13.5 million loan and the balance with cash. The new loan was initially secured by six properties and bears interest at LIBOR plus 3.25 percentage points. During the initial year of the loan, all excess cash flow (as defined in the loan agreement) from the properties is to be applied toward principal amortization. Thereafter, principal amortization is based on a twenty-year schedule plus an additional $250,000 of annual principal amortization paid monthly. The loan matures in January 2004. In March 1999, the Company borrowed $23.4 million, the proceeds of which were utilized to pay-off loans with outstanding balances of $14.0 million as of December 31, 1998. The balance of the net proceeds was retained for working capital purposes. The loan was initially secured by ten properties and five mortgage notes receivable. The interest rate pertaining to the amount of the loan allocated to the properties is the Prime Rate plus 0.5 percentage point and the interest rate pertaining to the amount of the loan allocated to the mortgage notes receivable is the Prime rate plus 1.25 percentage points. The loan requires principal payments based on a twenty-year amortization schedule with the outstanding balance of the loan due in April 2006. Provided certain conditions are met, the Company has the ability to sell properties secured by the loan in partial exchange for a mortgage note receivable that would than be pledged as collateral under the loan with the interest rate adjusted to the Prime rate plus 1.25 percentage points. The Company's principal repayment obligations, reflective of the transactions mentioned above, as of September 30, 1999 is $5,274,000 for the remainder of fiscal 1999; $5,671,000 for 2000 and
$21,448,000 for 2001. Included in the $5,274,000 of maturities for the remainder of fiscal 1999 is a mortgage loan in the amount of $3,884,000 that matures on December 15, 1999. The lender has agreed to renew this loan and the legal documentation therefore is currently being prepared.



         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $6,600,000 and $5,631,000 for the nine months ended September 30, 1999 and 1998, respectively. In addition, as of September 30, 1999, the Company had $824,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the nine months ended September 30, 1999, cash and cash equivalents decreased $11,134,000. This decrease consisted of $613,000 of funds used in investing activities and $3,057,000 of funds used by financing activities and $7,464,000 of funds used in operations. Net investing activities of $613,000 include; $4,372,000 of cash utilized for motel development and $6,600,000 expended on refurbishment of existing properties, offset by $8,980,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $1,379,000. Cash provided by financing activities includes: $38,542,000 of cash utilized to repay indebtedness; and $2,463,000 of cash used for deferred financing costs and other items offset by $37,948,000 from proceeds from notes payable.

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

                                                     MOA HOSPITALITY, INC.




November 12, 1999                   By:            /s/  Kurt M. Mueller
                                                     Kurt M. Mueller
                                                 Chief Financial Officer


November 12, 1999                  By:           /s/   Blane P. Evans
                                                    Blane P. Evans
                                        Vice President, Secretary and Treasurer