Form 10-K
period 1999-12-31
MOA HOSPITALITY INC
filed 2000-07-18
CIK 816746

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                                   (Mark One)

  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999.

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

                                                              [X] Yes    [  ] No

Number of shares of Common Stock, $.01 par value outstanding as of
                                                        June 15, 2000: 800,000

                               INDEX TO FORM 10-K

                                                                            Page

                                     Part I

 Item 1.       Business                                                       3

 Item 2.       Properties                                                     9

 Item 3.       Legal Proceedings                                             14

 Item 4.       Submission of Matters to a Vote of Security Holders           14


                                     Part II

 Item 5.       Market for Registrant's Common Equity and Related
               Stockholder Matters                                           14

 Item 6.       Selected Financial Data                                       15

 Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           16

 Item 7A.      Quantitative and Qualitative Disclosure About
               Market Risk                                                   25

 Item 8.       Financial Statements and Supplementary Data                   26

 Item 9.       Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                        26


                                    Part III

 Item 10.      Directors and Executive Officers of the Registrant            27

 Item 11.      Executive Compensation                                        29

 Item 12.      Security Ownership of Certain Beneficial Owners
               and Management                                                30


 Item 13.      Certain Relationships and Related Transactions                30


                                     Part IV

 Item 14.      Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                   31

ITEM 1.    BUSINESS

 General

           MOA Hospitality, Inc. and its subsidiaries ("MOA" or the "Company") is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 1999, the Company, directly and through subsidiaries, owned 126 lodging facilities located in 39 states with a total of 9,868 rentable guestrooms. The Company owns a 100% interest in all but two of its properties. At December 31, 1999, the Company operated all of its motels with the exception of forty-three motels that were leased to and operated by third-party tenants pursuant to operating leases. The Company's largest concentrations of lodging facilities are located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 12 lodging facilities in Illinois. Properties owned in the states of Illinois and Georgia at December 31, 1999, accounted for 9.16 % and 4.70% of consolidated motel operating revenues for the year ended December 31, 1999, respectively. One hundred and thirteen of the Company's lodging facilities are operated pursuant to franchise or license agreements under the following national brand names:
Best Western, Comfort Inn, Day's Inn, Holiday Inn Express, Microtel, Ramada, Ltd., Super 8 and Travelodge. One hundred and one of the franchise or license agreements are with brands owned by Cendant Corporation including 87 with Super 8 Motels, Inc., a wholly owned subsidiary of Cendant Corporation. MOA believes its lodging facilities benefit from affiliating with national brands primarily due to the national brand name recognition achieved through national advertising and product distribution. In addition, the franchisor or licensor typically provide additional services such as: central reservation services, sponsorship of customer loyalty programs, exposure in published travel directories, leads with respect to group tour business and other professional services such as quality assurance inspections.

           Subsequent to December 31, 1999 through June 15, 2000, the Company closed on the sale of six properties. In addition, the Company entered into twenty-five additional leases with third-party tenants.

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

 Recent History

           The  Company  has  experienced  a  deterioration   in  its  operating
performance over the past several years. The following table summarizes the recent operating performance of the Company (in 000's):


                                                      1995        1996        1997         1998         1999
                                                    -------     --------    --------    ---------     ---------
 Income(Loss) from Operations prior to

 Impairment Losses and Restructuring Costs          $1,685      $(1,080)    $(3,137)    $(11,474)     $(13,485)

 Impairment Losses and Restructuring Costs               -            -      (3,276)      (9,300)        1,378)
                                                    -------     --------    --------    ---------     ---------
      Income(Loss) from Operations                  $1,685      $(1,080)    $(6,413)    $(20,774)     $(14,863)


           The Company attributes the deterioration in its operating performance to a myriad of factors, including but not limited to, a significant increase in competitive supply resulting from the extensive building of new motel properties in the markets in which the Company competes. Also increases in certain operating costs including labor due to the historically low levels of unemployment requiring the Company to compete with other industries for qualified employees. Based on a property-by-property review, the Company believes it is unlikely that it will realize the carrying value of certain of its assets due to a deterioration in their operating performance caused by factors outside of management's control and which are expected to continue for the foreseeable future. As a result of this review, the Company recorded an impairment loss of $928,000 and a restructuring charge of $450,000 in 1999. In 1998, the Company recorded an impairment loss of $9.3 million. In 1997, the Company also recorded impairment losses of $2.5 million and restructuring charges of $750,000. As discussed below, the Company has undertaken a number of transactions during the period presented above including acquisitions, development and sales of properties along with refinancing of the Company's mortgage debt. Although the Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the remaining $34.5 million 12% Senior Subordinated Notes in 2004.

           Since December 31, 1996, the Company has had a net decrease in the number of lodging properties owned from 135 properties to 126 properties at December 31, 1999. A summary of the significant transactions with respect to the number of lodging properties owned and operated by the Company that have occurred since January 1, 1997 through June 1, 2000 is as follows:

           In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. In connection with the construction loan facility, the Company had guaranteed completion of the construction of each property and the subsidiary acquiring the properties had guaranteed the construction loan facility to a maximum of $10.0 million. In 1997, five (5) such properties were acquired for $12.9 million of which $7.8 million was funded from a $150.0 million secured loan facility between the subsidiary acquiring the properties and CSFB. This facility provided for, among other things, interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two
(42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20.0 million of borrowing under the facility. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under the $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with no further borrowings available with this loan facility. At December 31, 1999, approximately $17.1 million of borrowings were outstanding under the $150.0 million CSFB secured loan facility. The amount outstanding is secured by eleven properties and a pledge of the common stock of the subsidiary that owns such properties. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.

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

           During 1999, the Company sold ten properties for approximately $27.8 million consisting of $9.7 million in cash and $18.1 million in first mortgage notes. These sale transactions resulted in gains of $2.5 million.

           Also during 1999, the Company purchased one property constructed by an affiliate for the Company. The property was purchased for $ 2.9 million.

           Subsequent to December 31, 1999 through June 15, 2000, the Company sold six properties for approximately $14.5 million consisting of $8 million in cash and $6.5 million in first mortgage notes. These sale transactions resulted in a gain of $1.0 million. The Company also purchased a parcel of land in February 2000 for approximately $250,000 cash and a note in the amount of $460,000.

           During 1999, the Company repurchased from an affiliated company $35 million of the 12% Senior Subordinated Notes at a gain of approximately $1.9 million which was offset by the accelerated write-off of related deferred financing costs in the amount of $1.9 million. Subsequent to December 31, 1999 the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes for a gain of $4.2 million which will be reduced by the accelerated write-off of deferred financing costs in the amount of $0.5 million for a net gain of $3.7 million.

           The Company, as Lessor, has entered into operating leases with unaffiliated parties to operate forty-two motel properties, and with one affiliated party to operate one motel property at market rates. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have a terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value.

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

           The lodging industry has seen a significant increase in the construction of new lodging facilities over the course of the past few years. Management believes this increase is a result of the relative strength of the United States' economy, which in turn has resulted in greater travel, and stronger operating performance of lodging facilities in general. Management also believes the increase in new construction has been facilitated by an increased availability of financing for such projects and a relatively favorable interest rate environment. Based on the Company's internally prepared surveys of new supply entering the markets in which it competes, the percentage increase in new supply in such markets appears to have peaked in 1996; however, new supply continues to enter the markets in which the Company competes. Accordingly, new supply is expected to continue to negatively impact the Company's operating performance especially during the off-peak seasons.

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

 Ownership Structure

           At December 31, 1999, the Company had 100% ownership interest, either directly or through subsidiaries, in 124 of the 126 lodging facilities it owned. The Company was a general partner with ownership interests of 30% and 50% in two individual limited partnerships each of which owned one lodging facility as its principal asset. These partially owned lodging facilities have been consolidated for financial reporting purposes due to the management and control, which the Company possesses. Forty-three are subject to operating leases with purchase options. (See discussion above in the general business section)

 Franchise and License Agreements

           The Company operates 113 of its lodging facilities pursuant to franchise or license agreements. Eighty-seven of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties and contributions to advertising and media funds) range from 6% to 9% of room revenues. Under the Super 8 franchise agreements, the franchiser is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchiser for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

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

           The Company has three standard license agreements with Best Western International. These agreements provide for an annual renewal.

           The Company has twenty-three franchise or license agreements with other franchisers or licensees. These agreements, which have various terms with ending dates through 2017, generally provide similar benefits and obligations as the Super 8 franchise agreements. Not all of franchise and license agreements for the non Super 8 brands provide for a specific area of geographic protection in which case, they generally rely on an impact policy to determine if another lodging facility with the same brand affiliation could be located within a particular market.

           During 1997,  the Company and certain of its  subsidiaries  commenced legal actions against ShoLodge Franchise Systems, Inc. ("ShoLodge") the franchisor of Shoney's Inns. The Company among other things has claimed that ShoLodge has breached its contractual obligations and made material misrepresentations to MOA prior to MOA or its subsidiaries acquiring any Shoney's Inns. Commencing in February 1998, through May 1998 the Company disaffiliated each of its fourteen Shoney's Inns from ShoLodge by removing the sign and other identifying marks. At the time of such disaffiliation, MOA or its subsidiaries ceased remitting franchise fees to ShoLodge. ShoLodge filed a counter claim against MOA and certain of its subsidiaries claiming a failure to renovate the properties and failure to pay franchise fees. In July 1999, the Company entered into a settlement agreement with ShoLodge resolving all disputes with respect to the litigation initiated by the Company. The settlement agreement requires for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002.

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

           Management of the Company's lodging facilities is coordinated from the Company's corporate offices in Des Plaines, Illinois. During the last quarter of 1999, The Company recorded a $450,000 restructuring charge for the downsizing of both the regional and corporate offices. During 1997, the Company undertook a reorganization of its management infrastructure and implemented a more decentralized organization structure whereby many of the property management support functions previously based out of the corporate office in Des Plaines, Illinois were moved to various regional offices which were established. This decentralization was undertaken in order to enhance the Company's responsiveness, efficiency and control with respect to the day-by-day operations of its properties. In conjunction with this reorganization, the Company recorded a charge, in the second quarter of 1997, in the amount of $750,000 to cover the cost of restructuring. The regional offices are located in Indianapolis, Indiana, Weldon, North Carolina and Salt Lake City, Utah. Day-to-day management, facility renovation, human resources and training, purchasing of operating supplies and sales and marketing are principally directed from the regional offices. The executive level functions as well as accounting and construction continue to be centralized in Des Plaines, Illinois.

           Typically, the general manager is the only salaried position at a property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 1999, the Company employed approximately 1,600 employees including approximately 40 full and part-time employees at the corporate and regional offices. Labor and related costs generally represent the single largest expense of operating a motel property. The hourly wage rates tend to be relatively low in relation to other industries and accordingly, the Company is adversely affected by turnover common in the industry partially due to the current strength of the United States economy that has resulted in historically low unemployment rates. The Company's operations could be significantly affected by changes in the Federal and State minimum wage rates. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees are good.

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

Item 2.    PROPERTIES

           The Company's lodging facilities are typically situated along interstate highways and in secondary markets, offering a convenient lodging alternative for many prospective customers. The facilities have an average size of 78 rooms, though individual properties range from 33 to 187 rooms, depending on location and business environment. MOA's properties generally do not offer large meeting or banquet facilities, in-house restaurants, or room service; and most do not offer recreational facilities such as pools or fitness centers. The motels do, however, typically provide free coffee, free local calls, remote control television, fax service, and free parking. In addition, many nationally and regionally recognized restaurant chains are generally within close proximity of the motels.

           The Company generally owns its motels in fee simple. The company has leased forty-three properties subject to operating leases including a purchase option. However, the underlying real property of three of the lodging facilities is subject to a ground lease. Ownership of the buildings and improvements situated on such properties reverts to the landlord upon the expiration of the lease term.

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

         The Company believes that the physical condition and general appearance of a property have a significant impact on profitability. MOA has made capital expenditures (exclusive of acquisitions and development of investment properties) of $8,055,000, $5,696,000, and $7,948,000 in 1999, 1998 and 1997,
respectively. These expenditures include not only the replacement of guestroom carpet and furnishings but also expenditures on parking lot repavement, exterior renovations and interior public area renovations including lobby enhancements and other revenue enhancing improvements such as installation of complete snack shoppe vended areas and guest laundry facilities. Management believes the level of capital expenditures made over the past three years has been sufficient to maintain the competitive position of its motel facilities. The Company believes that its facilities are currently well maintained and conform to the Company's standards and where applicable to the franchiser's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.

Information pertaining to the Company's 126 lodging facilities owned as of December 31, 1999 with footnote disclosure of transactions subsequent to year-end through June 15, 2000, is set forth in the following table.

                                                                        Year
                                                  Number of          Acquired or
                                                  Rentable            Developed
                                                   Guest      Year      by the
Location                  Franchise                Rooms      Built    Company
----------                ---------               ---------   -----  -----------
ARKANSAS
West Memphis (1)          Super 8                     61       1989      1989
ARIZONA
Phoenix                   Super 8                     67       1998      1998
CALIFORNIA
Santa Monica              Best Western               122       1991      1992
West Los Angeles          Best Western                76       1993      1994
COLORADO
Longmont                  Super 8                     64       1989      1994
FLORIDA
Fernandina Beach (2)      Inn at Fernandina Beach    134       1985      1994
Ft. Walton Beach          Howard Johnson             102       1987      1994
Lake City (2)             Microtel                    62       1998      1998
Melbourne                 Howard Johnson             119       1990      1994
Orlando Centroplex (1)    Travelodge                  76       1957      1996
Panama City (4)           Super 8                     63       1986      1987
Pensacola (2)             Super 8                     62       1985      1987
GEORGIA
Athens (2)                Microtel                    60       1998      1998
Brunswick (2)             Super 8                     62       1986      1987
Catersville (2)           Super 8                     62       1986      1987
Columbus                  Super 8                     74       1985      1987
Douglas (2)               Inn at Douglas             100       1986      1994
Dublin (2)                Shamrock Inn               100       1984      1994
Fitzgerald (2)            Inn at Fitzgerald          108       1985      1994
Hinesville (2)            Inn at Hinesville          163       1976      1994
Macon (2)                 Cherry Blossom Inn         120       1987      1994
Moultrie (2)              Inn at Moultrie            100       1979      1994
Rome (2)                  Super 8                     62       1986      1987
Vidalia (2)               Inn at Vidalia             128       1984      1994
Warner Robins (2)         Super 8                     60       1986      1987
IDAHO
Boise                     Super 8                    108       1978      1994
Coeur d'Alene (1)         Super 8                     95       1983      1983
Lewiston (4)              Super 8                     62       1985      1985
Sandpoint                 Super 8                     61       1984      1984
ILLINOIS
Bloomington (2)           Super 8                     61       1985      1987
Champaign (2)             Super 8                     61       1984      1987
Crystal Lake              Super 8                     59       1983      1987
Decatur (4)               Super 8                     61       1983      1987
East Moline (3)           Super 8                     63       1988      1988
Litchfield                Super 8                     61       1987      1994
Naperville (4)            Travelodge                 102       1983      1996
Peru (2)                  Super 8                     61       1986      1987
South Springfield (4)     Super 8                    122       1987      1994
Springfield (2)           Super 8                     65       1985      1994
Tuscola                   Super 8                     64       1988      1994
Waukegan (4)              Super 8                     61       1986      1987

INDIANA
Columbus (2)              Super 8                     62       1984      1987
Elkhart                   Fairyway Inn                60       1990      1994
Elkhart                   Super 8                     62       1986      1989
Indianapolis              Days Inn                   161       1985      1994
Mishawaka                 Super 8                     66       1998      1998
Muncie (4)                Days Inn                    62       1990      1994
Muncie (3)                Super 8                     63       1986      1989
Terre Haute               Super 8                    118       1985      1994
IOWA
Davenport (2)             Super 8                     61       1984      1987
Des Moines                Super 8                    152       1985      1994
KANSAS
Leavenworth (3)           Super 8                     60       1984      1989
Salina                    Super 8                     61       1984      1989
Topeka  (4)               Super 8                     62       1984      1987
KENTUCKY
Danville (2)              Super 8                     49       1987      1987
Lexington (2)             Super 8                     62       1987      1987
Louisville                Super 8                    100       1988      1988
LOUISIANA
Shreveport                Super 8                    143       1986      1994
MASSACHUSETTS
Milford                   Days Inn                    69       1997      1997
MAINE
Ellsworth                 Comfort Inn                 63       1993      1993
MICHIGAN
Battle Creek (2)          Super 8                     62       1985      1987
Grand Rapids (2)          Super 8                     62       1986      1987
Kalamazoo (2)             Super 8                     62       1985      1987
Muskegon                  Days Inn                   106       1968      1993
Muskegon (2)              Super 8                     62       1986      1987
Saginaw (4)               Super 8                     62       1985      1987
MINNESOTA
Hibbing (4)               Super 8                     49       1993      1994
Red Wing (2)              Super 8                     60       1987      1996
Savage (4)                Comfort Inn                 75       1982      1994
MISSISSIPPI
Vicksburg (3)             Super 8                     62       1988      1988
MISSOURI
Independence (2)          Super 8                     77       1983      1987
Joplin                    Super 8                     50       1985      1987
Liberty (2)               Super 8                     60       1980      1987
NW Kansas City (4)        Super 8                     50       1983      1987
St. Joseph                Super 8                     54       1985      1987
St. Louis (4)             Super 8                     99       1984      1987
Springfield (2)           Super 8                     50       1985      1987

MONTANA
Billings                  Ramada Ltd.                116       1978      1994
Billings                  Super 8                    114       1979      1994
Dillon                    Super 8                     48       1985      1989
Great Falls               Super 8                    117       1978      1994
Helena                    Super 8                    102       1979      1988
NEBRASKA
Fremont (4)               Super 8                     43       1986      1989
NEVADA
Carson City (2)           Super 8                     63       1985      1985
Wendover                  Super 8                     74       1988      1988
NEW HAMPSHIRE
Merrimack                 Days Inn                    70       1999      1999
NEW MEXICO
Las Cruces (2)            Super 8                     61       1981      1987
NEW YORK
East Syracuse             Super 8                     53       1997      1997
NORTH CAROLINA
Greensboro (3)            Travelodge                 108       1985      1996
Weldon (2)                Orchard Inn                 49       1973      1993
Wilson                    Microtel                    60       1997      1997
NORTH DAKOTA
Bismarck                  Super 8                     61       1976      1987
Grand Forks (4)           Super 8                     33       1983      1987
Minot (4)                 Super 8                     60       1977      1987
OHIO
Akron (2)                 Super 8                     59       1986      1987
Canton (2)                Days Inn                    61       1985      1987
Maumee                    Super 8                     70       1998      1998
St. Clairsville           Super 8                     62       1986      1987
Willoughby                Travelodge                 111       1984      1996
PENNSYLVANIA
Lancaster                 Super 8                    101       1990      1990
York                      Super 8                     94       1990      1990
SOUTH CAROLINA
Anderson (2)              Super 8                     62       1986      1987
Camden (4)                Inn at Camden               84       1989      1994
Charleston (2)            Orchard Inn                 89       1973      1993
Columbia                  Microtel                    48       1997      1997
Greenwood (2)             Villager Lodge              62       1986      1987
Hilton Head (3)           Quality Inn & Suites       127       1989      1994
SOUTH DAKOTA
Sioux Falls (4)           Super 8                     95       1976      1987
TENNESSEE
Chattanooga (2)           Super 8                     73       1986      1987
East Memphis (4)          Super 8                     69       1990      1990
Johnson City (2)          Super 8                     63       1986      1987
Knoxville                 Super 8                    137       1975      1993
Union City (4)            Super 8                     61       1989      1989

TEXAS
Stafford                  Microtel                    68       1998      1998
UTAH
Salt Lake City            Super 8                    119       1983      1988
VIRGINIA
Charlottesville (2)       Super 8                     65       1986      1987
Richmond  (4)             Inn at Richmond            116       1985      1994
WASHINGTON
Spokane                   Super 8                    187       1982      1988
WEST VIRGINIA
Mineral Wells             Microtel                    54       1998      1998
WISCONSIN
Ashland (3)               Super 8                     70       1984      1988
Janesville (2)            Super 8                     48       1985      1987
Kenosha (4)               Super 8                     60       1984      1987
Madison                   Best Western               101       1983      1994
Rice Lake (4)             Super 8                     47       1984      1994
WYOMING
Cody                      Super 8                     64       1982      1982
Jackson                   Super 8                     97       1983      1983
                                                   -----
                             Total                 9,868
                                                   =====
(1)  Property is subject to a ground lease.
(2)  Property is subject to an operating lease.
(3)  Property sold subsequent to December 31, 1999.
(4)  Property leased to a third-party tenant subsequent to December 31, 1999.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted during the fiscal quarter ended December 31, 1999 to a vote of the security holders of the Company.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           As of June 15, 2000, there were approximately 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

           The Company has never paid cash dividends on its Common Stock. It is the Company's present intention to retain all future earnings for use in its business and, therefore, it does not expect to pay cash dividends on the Common Stock in the foreseeable future. The declaration and payment of dividends on the Common Stock is restricted by the indenture relating to the 12% Senior Subordinated Notes due April 15, 2004, Series B issued by the Company in April 1994 (the "Notes") and the instruments relating to the Company's other indebtedness.

           During 1999, the Company repurchased from an affiliated company $35 million of the 12% Senior Subordinated Notes at a gain of approximately $1.9 million which was offset by the accelerated write-off of related deferred financing costs in the amount of $1.9 million. Subsequent to December 31, 1999 the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes for a gain of $4.2 million which will be reduced by the accelerated write-off of deferred financing costs in the amount of $0.5 million for a net gain of $3.7 million.

Item 6.    SELECTED FINANCIAL DATA

           The following table sets forth-certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended December 31, 1999. This data should be read in conjunction with the audited consolidated historical financial statements of the Company and the notes thereto included elsewhere herein.

                                                                      Year Ended December 31,
                                                     ---------------------------------------------------------
                                                      1995 (1)    1996 (1)    1997 (1)    1998 (1)    1999 (1)
                                                     ---------   ---------   ---------   ---------   ---------
Statement of Operations Data
Total revenues                                       $112,720    $128,271    $122,367    $116,327    $103,431
Costs and expenses:
Motel operating                                        57,353      67,344      62,333      60,608      54,573
Marketing and royalty fees                              7,643       9,606       8,905       7,515       6,786
Corporate general and administrative                    5,590       6,833       7,908      11,105      10,351
Lease expense                                                                                             158
Impairment losses and restructuring costs                   -           -       3,276       9,300       1,378
Depreciation and amortization(2)                       12,618      13,995      14,985      17,995      14,978
                                                     ---------   ---------   ---------   ---------   ---------
Total direct expenses                                  83,204      97,778      97,407     106,523      88,224
                                                     ---------   ---------   ---------   ---------   ---------
Net operating income                                   29,516      30,493      24,960       9,804      15,207
Interest expense                                       27,831      31,573      31,373      30,578      30,070
                                                     ---------   ---------   ---------   ---------   ---------
Income (loss) from operations                           1,685      (1,080)     (6,413)    (20,774)    (14,863)
Net income  (loss)                                      1,533         687      (3,372)      3,152      (7,675)
Net income (loss) per share                          $   1.91    $   0.86    $  (4.21)   $   3.94    $  (9.59)
Other Financial Data
Net cash provided by operating activities            $  8,144    $ 13,477    $ 15,947    $  9,472    $ 12,982
Net cash provided by (used in) investing activities   (10,532)    (50,498)    (13,648)     26,998       4,248
Net cash provided by (used in) financing activities     7,798      35,371      (1,515)    (29,921)    (31,427)
EBITDA(3)                                              42,134      44,487      43,221      37,099      31,563
EBITDA Margin (% of total revenues)(3)                  37.38%      34.70%      35.32%      31.89%      30.52%
Net operating revenue margin (% of total revenue        26.19%      23.66%      20.40%       8.43%      14.70%
Refurbishment of investment properties               $  7,806    $  9,857    $  7,948    $  5,696    $  8,055
Operating Data (4)
Number of motels                                          125         135         138         130          83
Number of rooms                                        10,573      11,317      11,385      10,254       6,753
REVPAR(5)                                            $  28.96    $  28.96    $  29.48    $  28.51    $  29.86
ADR(6)                                               $  40.25    $  40.91    $  43.43    $  43.51    $  43.59
Occupancy percentage(7)                                 66.89%      66.25%      63.75%      61.46%      63.94%
Balance Sheet Data
Total assets                                         $325,151    $368,433    $362,859    $339,055    $313,205
Total debt                                            286,088     327,554     324,989     296,151     268,180
Total stockholders' equity                             22,279      22,966      19,594      22,746      15,071

(1) Results for the year ended December 31, 1995 includes a gain on early extinguishment of debt, net of income taxes, of $0.2 million. Results for the year ended December 31, 1999 include the recovery of $0.5 million of offering costs previously written off. The results for years ended December 31, 1995, 1996, 1997, 1998 and 1999 include a $0.5 million, $2.6 million,
     $1.1 million, $26.1 and $2.6 million of gains on the sale of properties, respectively. Results for the year ended December 31, 1997 included the recording of restructuring costs and the impairment losses of $3.3 million. Results for the year ended December 31, 1998 included the recording of impairment losses of $9.3 million. Results for the year ended December 31, 1999 included the recording of restructuring costs of $0.5 million and impairment losses of $0.9 million.

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

(4) Operating data excludes amounts related to five motels, which are leased to third party tenants at December 31, 1998 and forty-three motels at December 31, 1999.

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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.

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

    Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                                                Supplemental Operating Results and Statistics
                                                        -------------------------------------------------------------
                                                                            Year Ended December 31
                                                        -------------------------------------------------------------
                                                            Motels Owned         Acquisitions/
                                                            Both Periods          Divestitures        Consolidated
                                                        -------------------   ------------------  -------------------
                                                          1999       1998       1999      1998      1999      1998
                                                        --------   --------   --------  --------  --------  ---------
                                                                  (dollars in thousands, except Other data)
  Motel operations:
         Motel operating revenues:
              Room revenues                             $67,990    $66,202    $22,392   $41,639   $90,382   $107,841
              Ancillary motel revenues                    5,055      4,357      1,396     2,809     6,451      7,166
                                                        --------   --------   --------  --------  --------  ---------
                   Total motel operating revenues        73,045     70,559     23,788    44,448    96,833    115,007
              Motel costs and expenses:
              Motel operating expenses                   37,952     33,741     16,621    26,867    54,573     60,608
              Marketing and royalty fees                  5,073      4,539      1,713     2,976     6,786      7,515
              Depreciation and amortization               7,603     11,258      3,865     3,317    11,468     14,575
                                                        --------   --------   --------  --------  --------  ---------
                   Total motel direct expenses           50,628     49,538     22,199    33,160    72,827     82,698
                                                        --------   --------   --------  --------  --------  ---------
                                                        $22,417    $21,021    $ 1,589   $11,288    24,006     32,309
                                                        ========   ========   ========  ========

      Lease operations:
         Lease revenues                                                                             2,477          -
         Lease operating expenses                                                                     158          -
         Depreciation and amortization                                                              1,922          -
                                                                                                  --------  ---------
                                                                                                      397          -

      Corporate operations:
         Other revenues                                                                             4,121      1,319
         General and administrative expenses:
               Management Operations                                                                5,454      5,415
               Construction/Acquisition and
                   Divestiture                                                                      1,407      1,389
               Other general and administrative                                                     3,490      4,301
                                                                                                  --------  ---------
         Total general and administrative expenses                                                 10,351     11,105
         Impairment losses and

              restructuring costs                                                                   1,378      9,300
         Depreciation and amortization                                                              1,588      3,420
                                                                                                  --------  ---------
                                                                                                   (9,196)   (22,506)
                                                                                                  --------  ---------
      Net operating income                                                                        $15,207   $  9,803
                                                                                                  ========  =========

      Other data:
         Number of motels at year end (5)                    77         77          6        53        83        130
         Number of rooms at year end (5)                  6,358      8,657        395     1,597     6,753     10,254
         Occupancy percentage (5)                         64.98%     63.29%     61.32%    58.96%    63.94%     61.46%
         ADR (1) (5)                                    $ 45.03    $ 44.96    $ 39.73   $ 41.38   $ 43.59   $  43.51
         REVPAR (2) (5)                                 $ 31.43    $ 30.33    $ 25.88   $ 26.04   $ 29.86   $  28.51
         Net operating income margin (3)                                                            14.70%      8.43%
         Net motel revenue margin (4) (5)                 44.15%     48.76%     24.36%    35.08%    39.25%     43.48%

      -------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.

(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

(3) Net operating income margin represents net operating income divided by total motel operating revenues plus corporate other and lease revenues.

(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

(5) At December 31, 1998 and 1999 and for the years then ended, excludes amounts related to five motels and forty-three motels, respectively, which are leased to third party tenants.

           Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines. Lease revenues are derived from lease payments from properties operated by third party tenants. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $103,431,000 in 1999 from $116,326,000 in 1998, a decrease of $12,895,000 or 11.1%.

           Motel revenues decreased to $96,833,000 in 1999 from $115,007,000 in 1998 a decrease of $18,174,000 or 15.8%. The decrease of $20,660,000 in motel revenues was attributable to the acquired or divested motels (including those subject to operating leases) since January 1, 1998 and offset by an increase in the motel revenues for motels owned during both periods of $2,486,000. Motel revenues for motels owned during both periods increased 3.5%. The increase in motel revenues for motels owned during both periods was principally attributable to increases in the occupancy percentage and the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $45.03 in 1999 from $44.96 in 1998, an increase of $0.07 or 0.2%. The occupancy percentage in 1999 for the motels owned during both periods increased to 65.0% from 63.3% in 1998 or 2.7%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $31.43 in 1999 from $30.33 in 1998, an increase of $1.10 or 3.6%. The acquired and divested motels had an occupancy percentage of 61.3%, an ADR of $39.73 and a REVPAR of $25.88 for the period, which the Company owned them in 1999.

           Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $54,573,000 in 1999 from $60,608,000 in 1998 a net decrease of $6,035,000 or 9.9%. Approximately $10,246,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 1998. The cost of operating motels owned during both periods increased to $37,952,000 in 1999 from $33,741,000 in 1998, an increase of $4,211,000 or 12.5%. Motel operating expenses as a percentage of motel revenues increased to 56.2% in 1999 from 52.7% in 1998. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 51.6% in 1999 from 47.8% in 1998. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 69.9% in 1999.

           Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $6,786,000 in 1999 from $7,515,000 in 1998, a decrease of $729,000 or 9.7%. Approximately $1,263,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 1998. The marketing and royalty fees for motels owned during both periods increased to $5,073,000 in 1999 from $4,539,000 in 1998, an increase of $534,000 or 11.8%.
For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.5% in 1999 from 6.9% in 1998. The increase in marketing and royalty fees for motels owned in 1998 and 1999 was principally due to additional marketing efforts to increase the occupancy percentage. Including the affiliation of certain properties with national brands resulting in the payment of franchise fees on such properties in 1999 where no such fees were incurred in 1998.

           Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Other. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $39,000 to $5,454,000 in 1999 from $5,415,000 in 1998, an increase of 0.7%. Salary and related costs account for the majority of the remaining overall increase. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $18,000 from $1,389,000 in 1998 to $1,407,000 or 1.3%. The increase is attributable principally to an increase in the sales and leasing of the Company's properties to others. Other General and Administrative expenses decreased $811,000 from $4,301,000 in 1998 to $3,490,000 in 1999. As a percentage of total motel operating revenues, Management Operations general and administrative expenses increased from 4.7% in 1998 to 5.3% in 1999.

           Lease revenues increased to $2,477,000 in 1999 from $0 in 1998, an increase of $2,477,000 or 100.0%. This increase is the result of the forty-three leased properties as of December 31, 1999.

           Impairment losses and restructuring costs in the amount of $1,378,000 and $9,300,000 were recorded in 1999 and 1998, respectively. Based on a property-by-property review of certain properties that had experienced a deterioration in operating performance, management determined that in certain instances the decline in operating performance was due to factors outside of management's control and likely to persist for the foreseeable future. The Company believes it is unlikely to realize the carrying value of certain of its properties through either a sale or from operations and accordingly an impairment loss in the amount of $928,000 was recorded in 1999 and $9,300,000 in 1998. Restructuring costs of $450,000 were recorded in the fourth quarter of 1999 relating to the reorganization of the Company's corporate and regional offices. This reorganization was necessitated as the result of the substantial leasing and sales activities throughout 1999. The provision for restructuring costs is intended to cover the severance costs.

           Depreciation and amortization decreased to $14,978,000 in 1999 from $17,995,000 in 1998, a decrease of $3,017,000 or 16.8%. The $3,017,000 decrease consists of a $1,832,000 decrease in corporate operations plus a $3,107,000 decrease from motel operations offset by an increase of $1,922,000 for lease operations. During 1998, the Company reevaluated the economic useful life of certain deferred loan costs associated with the CS First Boston $150.0 million loan facility in light of the Company's under utilization of such facility. As a result, the Company accelerated the amortization of such deferred loan costs in the amount of $1.9 million in 1998.

           Net operating income increased to $15,207,000 in 1999 from $9,803,000 in 1998, an increase of $5,404,000 or 55.1%. The increase in net operating revenues included a decrease of $11,410,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $11,410,000 decrease in net motel revenues, $9,151,000 resulted from the motels acquired and divested since January 1, 1998 and a decrease in net motel revenues for motels owned during both periods of $2,259,000 or 7.0%. Net operating revenue as a percent of total revenues was 14.7% and 8.4% in 1999 and 1998, respectively. The increase in net operating income also included the decrease in general and administrative expenses of $754,000, and decrease in depreciation and amortization of $3,017,000 and an decrease in restructuring costs and impairment losses of $7,922,000 all of which are separately discussed above. In addition to the above, the Company realized an increase in other revenues in the amount of $2,802,000 due principally to a gain on the repurchase of outstanding bonds offset by accelerated amortization and interest expense associated with bond purchase transaction. The Company also realized an increase in net lease operations of $397,000.

           Interest expense decreased to $30,070,000 in 1999 from $30,578,000 in 1998, a decrease of $508,000. The decrease is principally due to a decrease in average outstanding borrowings.

           Gain on sale of properties amounted to $2,528,000 in 1999 as compared to $26,079,000 in 1998. The gain in 1999 consisted of $2,528,000 from the sale of ten motel properties.

           Net income (loss) decreased $10,827,000 to a net loss of $7,675,000 in 1999 from net income of $3,152,000 in 1998. Included in the net decrease of $10,827,000 is a decrease of $14,172,000 of net of tax gains realized on the sale of properties. Also included in the $10,827,000 decrease in net income is the decrease in the provision for restructuring costs and impairment losses of $829,000 and $5,596,000 net of tax for 1999 and 1998, respectively.

    Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

      The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein.

                                                                Supplemental Operating Results and Statistics
                                                       -----------------------------------------------------------------
                                                                            Year Ended December 31
                                                       -----------------------------------------------------------------
                                                          Motels Owned         Acquisitions/
                                                          Both Periods          Divestitures          Consolidated
                                                       --------------------   ------------------   ---------------------
                                                         1998       1997        1998      1997       1998        1997
                                                       ---------  ---------   --------  --------   ---------   ---------
                                                                  (dollars in thousands, except Other data)
   Motel operations:
         Motel operating revenues:
              Room revenues                            $ 94,485   $ 96,607    $13,356   $17,503    $107,841    $114,110
              Ancillary motel revenues                    5,577      5,350      1,589     2,052       7,166       7,402
                                                       ---------  ---------   --------  --------   ---------   ---------
                   Total motel operating revenues       100,062    101,957     14,945    19,555     115,007     121,512
              Motel costs and expenses:
              Motel operating expenses                   51,679     50,933      8,929    11,400      60,608      62,333
              Marketing and royalty fees                  6,597      7,616        918     1,289       7,515       8,905
              Depreciation and amortization              12,470     12,351      2,105     1,906      14,575      14,257
                                                       ---------  ---------   --------  --------   ---------   ---------
                   Total motel direct expenses           70,746     70,900     11,952    14,595      82,698      85,495
                                                       ---------  ---------   --------  --------   ---------   ---------
                                                       $ 29,316   $ 31,057    $ 2,993   $ 4,960      32,309      36,017
                                                       =========  =========   ========  ========

      Corporate operations:
         Other revenues                                                                               1,319         855
         General and administrative expenses:
               Management Operations                                                                  5,415       4,568
               Construction/Acquisition and
                   Divestiture                                                                        1,389       1,032
               Other general and administrative                                                       4,301       2,308
                                                                                                   ---------   ---------
         Total general and administrative expenses                                                   11,105       7,908
         Impairment losses and
              restructuring costs                                                                     9,300       3,276
         Depreciation and amortization                                                                3,420         728
                                                                                                   ---------   ---------
                                                                                                    (22,506)    (11,057)
                                                                                                   ---------   ---------
      Net operating income                                                                         $  9,803    $ 24,960
                                                                                                   =========   =========

      Other data:
         Number of motels at year end (5)                   121        121          9        17         130         138
         Number of rooms at year end (5)                  9,792      9,788        462     1,597      10,254      11,385
         Occupancy percentage (5)                         61.71%     63.80%     59.50%    64.18%      61.46%      63.75%
         ADR (1) (5)                                   $  42.85   $  42.30    $ 48.77   $ 52.72    $  43.51    $  43.43
         REVPAR (2) (5)                                $  28.00   $  28.48    $ 32.47   $ 37.80    $  28.51    $  29.48
         Net operating income margin (3)                                                               8.43%      20.40%
         Net motel revenue margin (4) (5)                 44.23%     44.93%     38.17%    39.23%      43.48%      44.06%

      -------------------------------------------------

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

           Motel revenues decreased to $115,007,000 in 1998 from $121,512,000 in 1997 a decrease of $6,505,000 or 5.4%. Approximately $4,610,000 of the decrease in motel revenues was attributable to the acquired or divested motels, since January 1, 1997 and a decrease in the motel revenues for motels owned during both periods of $1,895,000. Motel revenues for motels owned during both periods decreased 1.9%. The decrease in motel revenues for motels owned during both periods was principally attributable to a decrease in the occupancy percentage. The ADR for the motels owned during both periods increased to $42.85 in 1998 from $42.30 in 1997, an increase of $0.55 or 1.3%. The occupancy percentage in 1998 for the motels owned during both periods decreased to 61.7% from 63.8% in 1997 or 3.3%. Management attributes this decrease to an increase in competitive supply and other factors outside of its control. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $28.00 in 1998 from $28.48 in 1997, a decrease of $0.48 or 1.7%. The acquired and divested motels had an occupancy percentage of 59.50%, an ADR of $48.77 and a REVPAR of $32.47 for the period, which the Company owned them in 1998.

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

           The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 1999, the Company has principal repayment obligations of $13,154,000, $24,773,000 and $16,563,000 for the years ending December 31, 2000,
2001 and 2002, respectively. In December 1999 the Company assumed a $3,750,000 note payable at 9.5% due October 25, 2001 in conjunction with the purchase of $20,098,000 of 12% Senior Subordinated Notes from an affiliate. This loan requires monthly interest payments and semi-annual principal payments of $1,025,000. Also, in December 1999, the Company assumed and additional $5,000,000 note payable at 13.5% due December 22, 2000 in conjunction with the purchase of $15,000,000 of 12% Senior Subordinated Notes from an affiliate. The loan requires monthly interest payments. The Company's principal repayment obligations, reflective of the above mentioned debt transactions, as of June 15, 2000 is $7,556,000 for the remainder of fiscal 2000; $2,609,000 for 2001 and
$974,000 for 2002. In October 1999, the Company purchased from an affiliated company $35 million of the 12% Senior Subordinated Notes due in 2004 for a gain of $1.9 million which is offset by $1.9 million in accelerated deferred loan costs written off as part of the transaction. Subsequent to December 31, 1999, the Company has purchased from an affiliated company an additional $10.5 million of the 12% Senior Subordinated Notes for a gain of approximately $4.2 million which is partially offset by $0.5 million in accelerated deferred loan costs which will be written off in year 2000. Although the Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, either from operating cash flows or refinancing, the deteriorating trend in operating results noted above could adversely affect the Company's ability to meet its maturing debt obligations in 2004 and 2005, including the maturity of the remaining $34.5 million 12% Senior Subordinated Notes in 2004.

         The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $8,055,000, $5,696,000, and $7,948,000 in 1999, 1998 and 1997,
respectively. In addition, as of December 31, 1999, the Company has $888,000 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. For the year ended December 31, 1999 cash and cash equivalents decreased $14,197,000 from $19,582,000 at December 31, 1998 to $5,385,000 at December 31, 1999. A total of
$12,982,000 of cash was provided by operating activities, $4,248,000 of cash was provided by investing activities and $31,427,000 of cash was used in financing activities. Net investing activities include: $4,675,000 of cash utilized for motel development; $8,055,000 expended on renovation of existing motel properties; $1,315,000 of cash was provided by a decrease in cash restricted for refurbishment of properties; and $15,663,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used by financing activities include: $76,162,000 of cash utilized to repay indebtedness plus $1,963,000 of deferred financing costs less $46,698,000 of proceeds from borrowings.

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

           The Company replaced its primary financial accounting system in 1998 at a cost of approximately $400,000. The new system is year 2000 compliant. The Company has not had any problems resulting from the Year 2000 change.

Quantitative and Qualitative Disclosures About Market Risk

           As of December 31, 1999, the Company has total outstanding debt of approximately $268,180,000 of which approximately $53,588,000, or 20%, is variable rate debt. If market rates of interest on the Company's debt increase by 10%, the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $540,000. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $4,135,000. If market rates of interest on the Company's variable rate debt decreased by 10%, the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $429,000. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $3,620,000.

           These amounts were determined by considering the impact of hypothetical interest rates on the Company's debt. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to mitigate its exposure to such a change.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Index to Financial Statements in this Form 10-K.

           The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following chart lists the Company's current directors and executive officers.

       Name               Age        Positions(s) with the Company
      ------              ---       -------------------------------
Paul F. Wallace            63    Director, Chairman and Chief Executive Officer
Alan H. Baerenklau         54    Director, President and Chief Operating Officer
Kurt M. Mueller            43    Director, Chief Financial Officer
Carl W. Desch              84    Director
Louis A. Scarrone, M.D.    76    Director
Ronald P. Stewart          56    Director
Peter W. McClean           56    Director
Philip J. Levien           55    Director
Blane P. Evans             40    Vice President, Secretary & Treasurer

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

           Kurt M. Mueller has been the Chief Financial Officer since April 1997. Mr. Mueller has been a Director of the Company since he joined MOA in May 1991. Mr. Mueller was President from January 1994 until April 1997 and Chief Operating Officer of the Company from May 1991 until April 1997. Mr. Mueller also served as Executive Vice President from May 1991 until January 1994. In addition, Mr. Mueller currently serves on the Company's operations committee. From 1978 to 1991, Mr. Mueller was employed by Ernst & Young LLP most recently as a Senior Manager. During his career at Ernst & Young LLP, he was on the audit staff and, during his last two years, he worked in the Mergers and Acquisitions Group performing due diligence financial and operational reviews.

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

Item 11.   EXECUTIVE COMPENSATION

           The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company, as of the end of the last fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                  Year    Salary($)     Bonus($)
----------------------------                 ----    ---------     --------
Paul F. Wallace                              1999      300,000           -
  Chairman and Chief Executive Officer       1998      300,000           -
                                             1997      300,000           -

Alan H. Baerenklau                           1999      233,300           -
  President and Chief Operating Officer (1)  1998      233,300     116,700
                                             1997      194,500           -

Kurt M. Mueller                              1999      200,000           -
  Chief Financial Officer                    1998      200,000      50,000
                                             1997      266,667           -

-----------------------------

(1)  Mr. Baerenklau joined the Company in March 1997.

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

  Compensation Committee Interlocks and Insider Participation

           The Company has no compensation committee of the Board of Directors. During 1999, no officer or employee of the Company or its subsidiaries participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of June 15, 2000:

                                                     Shares of
                                                    Common Stock
                                                    Beneficially       Percent
Name and Address of Beneficial Owner                  Owned            of Class
------------------------------------               -------------      ----------
Principal Stockholders:

New Image Realty, Inc.                               677,228               85%
888 Seventh Avenue
Suite 3400
New York, NY  10106

Executive Officer and Directors
-------------------------------
Paul F. Wallace                                      684,357 (1)           86%
All Directors and Officers as a Group (11 persons)   684,357 (2)           86%
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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes. The Company received a payment of approximately $0.4 million during 1997. And during 1998, the Company made payments of approximately $4.8 million to affiliates of Paul F. Wallace, of which approximately $2.1 million is required as future tax payments.

           In October 1999, the Company purchased from an affiliated company $35 million of the 12% Senior Subordinated Notes due in 2004 for a gain of $1.9 million which is offset by $1.9 million in accelerated deferred financing costs written off as part of the transaction. Subsequent to December 31, 1999, the Company has purchased from an affiliated company an additional $10.5 million of the 12% Senior Subordinated Notes for a gain of approximately $4.2 million which is partially offset by $0.5 million in accelerated deferred financing costs which will be written off in year 2000.

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

           (b)      Reports on Form 8-K

                    None.

                          INDEX TO FINANCIAL STATEMENTS

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1999, 1998 and 1997





Report of Independent Auditors                                              F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-3

Consolidated Statements of Operations for each of the three years in
the period ended December 31, 1999                                          F-4

Consolidated Statements of Changes in Stockholders' Equity for each of
the three years in the period ended December 31, 1999                       F-5

Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 1999                                          F-6

Notes to Consolidated Financial Statements                                  F-7



      All schedules have been omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors
MOA Hospitality, Inc.

         We have audited the consolidated balance sheets of MOA Hospitality, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOA Hospitality, Inc. and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young LLP
                                                             ERNST & YOUNG LLP


Chicago, Illinois
June 15, 2000

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                   ------------------------------
                                                                        1999            1998
                                                                   --------------  --------------
ASSETS
      Current Assets:
      Cash and cash equivalents                                    $   4,421,943   $  19,581,870
      Accounts receivable from property operations                     1,813,599       2,014,742
      Operating supplies and prepaid expenses                          1,969,246       2,324,528
      Current portion of mortgage and notes receivable                 1,608,050       2,139,434
                                                                   --------------  --------------
      Total Current Assets                                             9,812,838      26,060,574
      Investment property:
          Operating properties, net of accumulated depreciation      256,609,273     279,943,510
          Land held for development                                    4,937,586       3,829,439
                                                                   --------------  --------------
      Total investment property                                      261,546,859     283,772,949
      Other Assets:
      Deposits and other assets                                        3,680,946       1,762,314
      Restricted cash                                                  1,850,745       2,202,638
      Net deferred tax asset                                                   -       1,542,050
      Mortgage and other notes receivable, less current portion       23,448,186      11,625,905
      Financing and other deferred costs, net of accumulated
       amortization of $10,925,133 in 1999 and $8,258,685 in 1998     12,865,533      12,088,216
      Total Other Assets                                              41,845,410      29,221,123
                                                                   --------------  --------------
          Total Assets                                             $ 313,205,107   $ 339,054,646
                                                                   ==============  ==============

LIABILITIES, MINORITY INTERESTS AND
      STOCKHOLDERS' EQUITY
      Current Liabilities:
      Trade accounts payable                                       $   1,714,191   $   3,939,181
      Real estate taxes payable                                        2,017,579       2,847,444
      Accrued interest payable                                         2,712,913       3,382,314
      Other liabilities, including deposits                           11,500,853         643,418
      Other accounts payable and
          accrued expenses                                            10,194,388       7,656,587
      Current portion of long-term debt                               13,153,969      40,199,004
      Total Current Liabilities                                       41,293,893      58,667,948

      Net deferred tax liability                                         104,798               -

      Long-term debt, less current portion:

      Mortgage and other notes payable                               211,525,324     178,845,937
      12% Senior Subordinated Notes, net of unamortized

          discount of $1,400,961 in 1999 and $2,894,235 in 1998       43,501,040      77,105,765
                                                                   --------------  --------------
      Total Long-term debt, excluding current portion                255,026,364     255,951,702
                                                                   --------------  --------------
      Total Liabilities                                              296,425,055     314,619,650
                                                                   --------------  --------------

      Minority Interests                                               1,708,579       1,689,005
      Stockholders' equity:
          Common stock, $.01 par value, 1,500,000 shares
               authorized; 800,000 shares issued and outstanding           8,000           8,000
          Additional paid-in capital                                  15,294,284      15,294,284
          Retained earnings (deficit)                                   (230,811)      7,443,707
                                                                   --------------  --------------
      Total stockholders' equity                                      15,071,473      22,745,991
                                                                   --------------  --------------
          Total Liabilities and Stockholders' Equity               $ 313,205,107   $ 339,054,646
                                                                   ==============  ==============

          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year Ended December 31,
                                                           -------------------------------------------------
                                                                  1999             1998             1997
                                                           --------------   --------------    --------------
Revenues:
     Motel operating revenues                              $  96,833,291    $ 115,007,367     $ 121,511,834
     Lease revenues                                            2,476,570                -                -
     Other revenues                                            4,121,228        1,319,407           855,305
                                                           --------------   --------------    --------------
Total revenues                                               103,431,089      116,326,774       122,367,139
Costs and expenses:
     Motel operating expenses                                 54,573,523       60,608,213        62,333,314
     Marketing and royalty fees                                6,785,937        7,515,048         8,904,980
     General and administrative                               10,350,626       11,104,660         7,907,752
     Lease expense                                               157,729                -                 -
     Impairment losses and restructuring costs                 1,378,000        9,300,000         3,276,219
     Depreciation and amortization                            14,978,458       17,995,330        14,984,942
                                                           --------------   --------------    --------------
Total direct expenses                                         88,224,273      106,523,251        97,407,207
                                                           --------------   --------------    --------------
Net operating income                                          15,206,816        9,803,523        24,959,932
Interest expense                                              30,069,919       30,578,266        31,372,749
                                                           --------------   --------------    --------------
Loss from operations                                         (14,863,103)     (20,774,743)       (6,412,817)
Minority interests                                               (19,575)         (83,641)         (177,617)
Gain on sale of properties                                     2,527,605       26,078,852         1,109,622
                                                           --------------   --------------    --------------
Income (loss) before income taxes                            (12,355,073)       5,220,468        (5,480,812)
Income tax expense (benefit)                                  (4,680,555)       2,068,563        (2,108,997)
                                                           --------------   --------------    --------------
Net income (loss)                                          $  (7,674,518)   $   3,151,905     $  (3,371,815)
                                                           ==============   ==============    ==============
Net income (loss) per common share (basic and diluted)     $       (9.59)   $        3.94     $       (4.21)
                                                           ==============   ==============    ==============
Weighted average number of
     common shares outstanding                                   800,000          800,000           800,000
                                                           ==============   ==============    ==============




          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                          Additional         Retained             Total
                                            Common         Paid-In           Earnings         Stockholders'
                                             Stock         Capital           (Deficit)           Equity
                                           ----------   ---------------   ----------------   ----------------
Balance at January 1, 1997                 $   8,000    $   15,294,284    $     7,663,617    $    22,965,901
Net loss                                           -                 -         (3,371,815)        (3,371,815)
                                           ----------   ---------------   ----------------   ----------------
Balance at December 31, 1997                   8,000        15,294,284          4,291,802         19,594,086
Net income                                         -                 -          3,151,905          3,151,905
                                           ----------   ---------------   ----------------   ----------------
Balance at December 31, 1998                   8,000        15,294,284          7,443,707         22,745,991
Net loss                                           -                 -         (7,674,518)        (7,674,518)
                                           ----------   ---------------   ----------------   ----------------
Balance at December 31, 1999               $   8,000    $   15,294,284    $      (230,811)   $    15,071,473
                                           ==========   ===============   ================   ================





          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                              ---------------------------------------------
                                                                   1999            1998           1997
                                                              --------------  -------------- --------------
Cash flows provided by operating activities:
  Net income (loss)                                           $  (7,674,518)  $   3,151,905  $  (3,371,815)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, amortization and accretion
        of discount on notes                                     16,472,044      18,390,661     15,313,183
      Impairment losses                                             928,000       9,300,000      2,530,219
      Minority interests of others in income from operations         19,575          83,641        177,617
      Deferred income taxes                                       1,646,848      (4,893,734)      (332,881)
      Gain on sale of properties                                 (2,527,605)    (26,078,853)    (1,109,622)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                       197,786         219,529        553,831
          Operating supplies, prepaid expenses,
            deposits and other assets                            (4,405,249)      3,987,946      1,295,880
       Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                   7,984,256       5,553,702        959,074
          Accrued interest payable                                 (669,401)       (242,495)       (68,059)
                                                              --------------  -------------- --------------
Net cash provided by operating activities                        11,971,736       9,472,302     15,947,427
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties           (4,674,649)    (22,173,231)   (10,401,985)
  Refurbishment of investment properties                         (8,054,960)     (5,696,331)    (7,948,239)
  Cash restricted for refurbishment of properties                 1,314,710        (976,259)     2,512,099
  Net proceeds from sales of investment properties                8,838,990      53,606,876        569,892
  Collections on mortgage and other notes receivable              6,824,103       2,236,599      1,620,492
                                                              --------------  -------------- --------------
Net cash provided by (used in) investing activities               4,248,194      26,997,654    (13,647,741)
Cash flows provided by (used in) financing activities:
  Repayment of notes payable                                    (76,161,920)    (43,263,684)   (10,350,127)
  Proceeds from notes payable                                    46,698,272      14,053,727      9,798,728
  Distributions to minority interests                                     -        (157,143)      (314,286)
  Deferred financing costs                                       (1,916,209)       (553,482)      (649,076)
                                                              --------------  -------------- --------------
Net cash provided by financing activities                       (31,379,857)    (29,920,582)    (1,514,761)
                                                              --------------  -------------- --------------
Net increase (decrease) in cash and cash equivalents            (15,159,927)      6,549,374        784,925

Cash and cash equivalents at beginning of year                   19,581,870      13,032,496     12,247,571
                                                              --------------  -------------- --------------
Cash and cash equivalents at end of year                      $   4,421,943   $  19,581,870  $  13,032,496
                                                              ==============  ============== ==============

Supplementary disclosure of cash flow information:

  Cash paid during the year for interest                      $  30,739,320   $  30,820,761  $  31,440,807
                                                              ==============  ============== ==============

  Cash paid (received) during the year for income taxes       $           -   $   4,783,625  $     (59,941)
                                                              ==============  ============== ==============

          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

1.  Organization and Basis of Presentation

         MOA Hospitality, Inc., an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, manages, and has equity interests in various national brand affiliated limited service lodging facilities in 39 states throughout the United States. At December 31, 1999, the Company's largest concentrations of lodging facilities were located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 12 lodging facilities in Illinois. The consolidated financial statements include the accounts of MOA Hospitality, Inc. and all wholly owned subsidiaries and all entities in which it has a controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation which have not changed operations or stockholders' equity.

2.  Summary of Significant Accounting Policies

         Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.       Summary of Significant Accounting Policies- (Continued)

         Financing and Other Deferred Costs

         Financing   costs  are   amortized   over  the  terms  of  the  related
indebtedness using the level yield method. Franchise costs are amortized using the straight-line method over the life of the related franchise agreement.

         Earnings Per Share

         Basic and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding during each period.

3.  Mortgage and Other Notes Receivable

         Mortgage notes receivable in the amounts of $24,454,408 and $12,989,747 at December 31, 1999 and 1998, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 8% to 10.5%) receipts over various terms through 2009, although certain notes are callable prior to their due dates.

         Other notes receivable in the amounts of $601,828 and $775,592 at December 31, 1999 and 1998, respectively, bear an interest at rate of 11% and are receivable over various terms through 2016. A note receivable with an interest rate of 9% was paid in full during 1999.

         Notes receivable of $2,625,807 at December 31, 1998 have been pledged as collateral for a loan facility in which the Company participated along with one of its affiliates. The loan facility had an outstanding balance of $242,691 at December 31, 1998. The loan facility was paid in full during 1999.

         Notes receivable of $11,363,679 at December 31, 1999 have been pledged as collateral for a loan facility. The loan facility had an outstanding balance of $5,985,144 at December 31, 1999.

         Two notes receivables in the amounts of $2,164,000 and $964,000 were transferred to an affiliate as of December 31, 1999 in partial settlement of amounts owed to the affiliate pursuant to the tax allocation agreement.

4.  Operating Properties

         The major classes of operating properties, at cost, are as follows:
                                                  December 31,
                                        -------------------------------
                                            1999               1998
                                        -------------     -------------
Land                                    $ 45,695,630      $ 50,611,428
Buildings                                238,670,582       250,547,251
Furniture and Equipment                   60,473,596        60,277,741
                                        -------------     -------------
                                         344,839,808       361,436,420
Less:  Accumulated depreciation          (88,230,535)      (81,492,910)
                                        -------------     -------------
                                        $256,609,273      $279,943,510
                                        =============     =============

         Depreciation expense equaled $12,135,308,  $12,942,987, and $12,151,209 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.   Notes Payable and Senior Subordinated Notes

         In September 1995, the Company completed funding of a financing transaction with Nomura Asset Capital Corporation ("NACC"). Motels of America, L.L.C. (the "LLC"), a limited purpose subsidiary, obtained a loan from NACC in the principal amount of $158.8 million evidenced by a Promissory Note ("Note") due 2015. The Note is secured by 93 motel properties owned by the LLC. The loan requires fixed monthly payments (based on a 20-year amortization schedule) of principal and interest totaling approximately $1,390,000 through October 11, 2005; thereafter, if the loan is not repaid, excess cash flow as defined is applied as additional principal payments. Interest accrues at 8.62% through October 11, 2005, and thereafter at a fixed rate per annum equal to the greater of (i) 10.62% or (ii) the yield as of October 11, 2005 on ten-year U.S. Treasury notes, plus 4.5%.

           In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. In connection with the construction loan facility, the Company had guaranteed completion of the construction of each property and the subsidiary acquiring the properties had guaranteed the construction loan facility to a maximum of $10.0 million. In 1997, five (5) such properties were acquired for $12.9 million of which $7.8 million was funded from a $150.0 million secured loan facility between the subsidiary acquiring the properties and CS First Boston ("CSFB"). This facility provided for, among other things, interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment of the outstanding balance of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20.0 million of borrowing under the facility. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under the $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with no further borrowings available for this loan facility. At December 31, 1999, approximately $17.1 million of borrowings were outstanding under the $150.0 million CSFB secured loan facility. The amount outstanding is secured by eleven properties and a pledge of the common stock of the subsidiary that owns such properties. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.

         In 1994, the Company completed an offering of $80,000,000 in principal amount of 12% Senior Subordinated Notes due April 15, 2004, Series B. In conjunction with this offering, 80,000 shares of common stock were also issued. These Notes have been registered under the Securities Act of 1933 and are freely transferable by holders thereof. Interest on the Notes is payable semiannually. The Notes were not redeemable by the Company prior to April 15, 1999. The Company may redeem the Subordinated Notes at 106% reducing to 100% over the life of the Subordinated Notes plus any accrued and unpaid interest. In October 1999, the Company repurchased from an affiliated company $35 million of the 12% Senior Subordinated Notes for a gain of $1.9 million, which is offset by the accelerated write-off of deferred financing costs of $1.9 million. The repurchase transaction included the assumption of $8,750,000 million of notes payable of the affiliate. Subsequent to December 31, 1999, the Company repurchased from an affiliated company an additional $10.5 million of the 12% Subordinated Notes for a gain of approximately $4.2 million which was partially offset by a $0.5 million write-off of accelerated deferred financing costs.

         The declaration and payment of dividends by the Company is restricted by the indenture relating to the 12% Senior Subordinated Notes.

         A summary of mortgage and other notes payable is as follows:

                                                                                      December 31,
                                                                          ------------------------------------
                                                                               1999                  1998
                                                                          --------------        --------------
Mortgage and other notes:
Mortgage note payable  secured by 93 motels, with interest
  at 8.62% per annum through October 10, 2005. Rate equal to greater of 10.62% or ten-year Treasury note plus 4.5%
  thereafter. Principal and interest payable monthly; due
  October 11, 2015.                                                       $ 144,826,404         $ 148,667,825
Mortgage notes payable secured by 13 motels at December
  31,1998, and a pledge of the stock of one of MOA Hospitality,
  Inc's subsidiaries, with interest at a floating rate of LIBOR plus 3.37%; Principal and interest payable monthly;
  repaid in 1999.                                                                     -            12,025,637
Various cross-collateralized, nonrecourse mortgage notes
  secured by 7 motels and the common stock of MOA Portfolio
  II, Ltd., with interest at a floating rate of LIBOR plus
  1.75% with a cap of 9%; monthly principal and interest
  payments; repaid in 1999.                                                           -            17,233,789
Various mortgage notes payable currently secured by 6 and 7
  motels at December 31, 1999 and 1998,  respectively  with
  fixed  interest from 7.85% to 10.25%;  principal and interest payments payable monthly; due dates from May 1, 1999 to
  December 15, 2003.                                                          4,877,930             7,009,027
Note secured by undeveloped land with a fixed interest rate
  of 8%;  interest payable monthly, due date May 4, 2001.                     1,440,000             1,440,000
Various mortgage notes payable secured by 1 motel; with
  variable interest based on prime or Treasury bill rates;
  principal and interest payments payable monthly; due
  February 1, 2009.                                                           2,679,931             2,739,325



Mortgage note payable secured by a 4 motels, with interest
  at LIBOR plus 3.25%; monthly principal and interest payment, additional  monthly principal payment of $20,833.33 and all
  excess cash flow in year one. Due January 1, 2004.                         10,306,417                     -
Mortgage  note  payable  secured by 8 motels, with interest at
  Prime plus 0.5% points; monthly principal and interest; due
  April 1, 2006.                                                             16,368,092                     -
Note payable unsecured, with a fixed interest rate of  10%,
  initial principal payment $575,000 and three additional
  annual principal payments of $200,000. Due July 19, 2000.                     519,098                     -
Note secured by notes receivable with interest at a floating rate of LIBOR plus 2.50%; monthly principal and interest
  payment; repaid in 1999.                                                            -               242,691
Mortgage note payable  secured by a guarantee of New Image with a fixed interest rate of 14%; interest payments payable
  quarterly; due January 23, 2001.                                            8,400,000             8,400,000
Notes payable secured by a pledge of stock of one of MOA
  Hospitality, Inc.'s subsidiaries, with interest at a
  floating rate of LIBOR plus 3%; principal and interest
  payments payable monthly; due April 8, 2001 through June
  18, 2002.                                                                  17,063,737            17,716,547
Industrial development revenue bonds secured by a motel with interest payable semiannually at 10.5%; annual sinking fund
  redemptions of principal on December 1 through 2016.                        3,445,000             3,520,000
Note payable secured by $20,098,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of 9.5%, interest  payable  monthly and semi-annual principal
  payment. Due October 25, 2001.                                              3,750,000                     -
Note payable secured by note receivable, with an interest
  rate of Prime plus 1.25%, monthly interest and principal
  payments. Due April 1, 2006                                                 5,985,144                     -



Note payable secured by $15,000,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  13.5%. Monthly interest payments. Due December 22, 2000                     5,000,000                     -
Other notes payable                                                              17,540                50,100
                                                                          --------------        --------------
                                                                            224,679,293           219,044,941
Less current portion                                                        (13,153,969)          (40,199,004)
                                                                          --------------        --------------
                                                                          $ 211,525,324         $ 178,845,937
                                                                          ==============        ==============


         Principal   payments   required   on  notes   payable  and  the  Senior
Subordinated Notes are scheduled as follows:

Years ended December 31,
2000                                        $ 13,153,969
2001                                          24,772,659
2002                                          16,563,246
2003                                           6,816,708
2004                                          60,366,557
Thereafter                                   147,908,155
                                            -------------
Sub-total                                   $269,581,294
Less:  Discount, net of accumulated
amortization                                   1,400,961
                                            -------------
                                            $268,180,333
                                            =============

6.  Leases

         The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $504,000, $806,000, and $947,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 1999 and thereafter, are approximately as follows:

Years ended December 31,
2000                                  $  431,000
2001                                     345,000
2002                                     170,000
2003                                     132,000
2004                                     102,000
Thereafter                               673,000
                                      -----------
                                      $1,853,000
                                      ===========

         The Company, as lessor, has entered into operating leases with unaffiliated parties to operate forty-two motel properties, and with one affiliated party to operate one motel property. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have a terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value, which in the aggregate is $78,600,000 at December 31, 1999. Nonrefundable deposits, aggregating approximately $9,000,000 at December 31, 1999, received from lessees can be applied towards the purchase prices of the leased properties. In addition, monthly lease payments are allocated between rental income and a nonrefundable purchase price credit to be applied if the purchase option is exercised. The deposits and real estate tax and other amounts collected from the lessees aggregating $2,300,000 are reflected in the balance sheet as a component of other accounts payable and accrued expenses. Future minimum rentals under the lease (assuming that the purchase options are not exercised prior to expiration) are approximately as follows:

Years ended December 31,
2000                                  $ 6,440,000
2001                                    6,425,000
2002                                    6,499,000
2003                                    6,384,000
2004                                    5,866,000
Thereafter                              1,437,000
                                      ------------
                                      $33,051,000
                                      ============

7.  Impairment losses and restructuring costs

         In 1997, impairment losses of $2,526,000 were recorded to reflect the writedown of certain land held for development to its fair value based on an independent appraisal of such land obtained in 1998 and to reflect a provision for a loss on the collection of a mortgage note receivable.

         In 1998, impairment losses of $9,300,000 were recorded to reflect the writedown of certain properties to their estimated fair value.

         In 1999, impairment losses of $928,000 were recorded to reflect the writedown of certain properties to their estimated fair value. Restructuring costs of $450,000 were recorded to reflect the downsizing of corporate employees due to the reduction of operating properties.

8.  Income Taxes

         Income tax expense (benefit) consists of:

                                        Current       Deferred       Total
                                     ------------   ------------  ------------
Year ended December 31, 1999
   U.S. federal                      $(4,711,638)   $   927,573   $(3,784,065)
   State and local                    (1,615,767)       719,277      (896,490)
                                     ------------   ------------  ------------
                                     $(6,327,405)   $ 1,646,850   $(4,680,555)
                                     ============   ============  ============
Year ended December 31, 1998
   U.S. federal                      $ 5,273,060    $(3,600,699)  $ 1,672,361
   State and local                     1,689,240     (1,293,038)      396,202
                                     ------------   ------------  ------------
                                     $ 6,962,300    $(4,893,737)  $ 2,068,563
                                     ============   ============  ============
Year ended December 31, 1997
   U.S. federal                      $(1,498,879)   $  (206,171)  $(1,705,050)
   State and local                      (277,237)      (126,710)     (403,947)
                                     ------------   ------------  ------------
                                     $(1,776,116)   $  (332,881)  $(2,108,997)
                                     ============   ============  ============

         Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:

                                                                 Year Ended December 31,
                                                        ----------------------------------------
                                                         1999             1998          1997
                                                        ------------  ------------  ------------
  Computed "expected" tax expense (benefit)             $(4,200,725)  $ 1,774,959   $(1,863,476)

  Increase (decrease) in income taxes resulting from:

     State income taxes, net of federal
     income tax effect                                     (591,684)      261,494      (266,605)

     Other, net                                             111,854        32,110        21,084
                                                        ------------  ------------  ------------
                                                        $(4,680,555)  $ 2,068,563   $(2,108,997)
                                                        ============  ============  ============

         The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:

                                                          December 31,
                                                 -----------------------------
                                                      1999            1998
                                                 -------------   -------------
 Deferred tax assets:
   Reserves, primarily impairment losses         $ (3,749,866)   $ (4,655,368)
   Net state operating loss carryforwards            (806,762)     (1,428,811)
   Federal tax credits carryover                     (633,727)       (633,727)
   Other, net                                        (265,501)       (800,484)
                                                 -------------   -------------
 Total deferred tax assets                         (5,455,856)     (7,518,390)
 Deferred tax liabilities:
   Investment properties, principally due to
   Depreciation and purchase accounting
   Adjustments                                      5,560,654       5,976,340
                                                 -------------   -------------
 Total deferred tax liabilities                     5,560,654       5,976,340
                                                 -------------   -------------
 Net deferred tax liability (asset)              $    104,798    $ (1,542,050)
                                                 =============   =============

         The  Company  is  a  member  of  an  affiliated   group  that  files  a
consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. The Company made payments of approximately $4.8 million, to the parent corporation during 1998. At December 31, 1999, approximately $2.1 million is owed to the parent corporation which has been included in other accounts payable and accrued expenses.

         At December 31, 1999, the Company has net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $10.8 million. The NOLs, which are subject to certain limitations, expire at various dates through 2010. At December 31, 1999, the Company also has approximately $138,000 of tax credit carryforwards subject to certain limitations.

9.  Acquisitions and Divestitures

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

         In 1998, the Company sold ten properties, a parcel of vacant land and an investment in a partnership to unaffiliated parties for approximately $65.5 million consisting of $57.2 million of cash and $8.3 in notes receivable; the Company recorded a gain of $26.1 million. The Company also leased five properties to third party operators in 1998.

         During 1999, the Company has sold ten properties, including one being accounted for on the installment basis, for approximately $27.8 million consisting of $9.7 million in cash and $18.1 million in notes receivable. The Company realized gains of approximately $2.5 million and deferred recognition of a gain in the approximate amount of $1.7 million relating to the sale being accounted for on the installment basis. The Company also leased an additional thirty-eight properties to third party operators in 1999.

         Also during 1999, the Company purchased the property constructed by an affiliate for the Company. The property was purchased for $2.9 million.

         From January 1, 2000 through June 1, 2000, the Company has sold six properties for approximately $14.5 million consisting of $8 million in cash and $6.5 million in first mortgage notes. These sale transactions resulted in gains/losses of $1 million.

         The Company, as lessor, has leased an additional twenty-five motel properties during the period January 1, 2000 through June 15, 2000.

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

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                                Carrying                         Carrying
                                 Amount        Fair Value         Amount      Fair Value
                                  1999            1999             1998          1998
                              -------------   -------------   -------------  -------------
Cash and cash equivalents     $  5,384,760    $  5,384,760    $ 19,581,870   $ 19,581,870

Mortgage and other notes
receivable                      25,056,236      24,759,095      13,765,339     14,018,869

Secured notes payable          224,679,293     224,363,195     219,044,941    224,922,041

12% Senior Subordinated
Notes                           43,501,040      31,320,748      77,105,765     55,600,000


11. Segments

         During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement No. 131"). Statement No. 131 establishes standards for the manner in which public business enterprises report information regarding reportable operating segments. The adoption of Statement No. 131 did not affect the results of operations or financial position of the Company.

         As of December 31, 1999 the Company, directly and through subsidiaries, owned 126 lodging facilities in 39 states. The Company owns a 100% interest in all but two of its properties and also operates all but forty-two of its motels, which are leased to third party tenants pursuant to operating leases and one to an affiliated party. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.

                                                    1999         1998       1997
                                                 ---------   ---------   ---------
                                                            (in thousands)
Motel operations:
  Motel operating revenue:
    Room revenues                                $ 90,382    $107,841    $114,110
    Ancillary motel revenues                        6,451       7,166       7,402
                                                 ---------   ---------   ---------
       Total motel operating revenues              96,833     115,007     121,512
  Motel costs and expenses:
    Motel operating expenses                       54,573      60,608      62,333
    Marketing and royalty fees                      6,786       7,515       8,905
    Depreciation and amortization                  11,468      14,575      14,257
                                                 ---------   ---------   ---------
       Total motel direct expenses                 72,827      82,698      85,495
                                                 ---------   ---------   ---------
                                                   24,006      32,309      36,017
Lease Operations:
  Lease revenues                                    2,477           -           -
  Lease operating expenses                            158           -           -
  Depreciation and amortization                     1,922           -           -
                                                 ---------   ---------   ---------
                                                      397           -           -

Corporate Operations

  Other revenues                                    4,121       1,319         855
  General and administrative expenses:
    Management Company Operations                   5,454       5,415       4,568
    Construction/Acquisition and Divestiture        1,407       1,389       1,032
    Other general and administrative                3,490       4,301       2,308
                                                 ---------   ---------   ---------
      Total general and administrative expenses    10,351      11,105       7,908
Impairment losses and restructuring costs           1,378       9,300       3,276
Depreciation and amortization                       1,588       3,420         728
                                                 ---------   ---------   ---------
                                                   (9,196)    (22,506)    (11,057)
                                                 ---------   ---------   ---------
Net operating income                               15,207       9,803      24,960
  Interest expense                                 30,070      30,578      31,373
                                                 ---------   ---------   ---------
Loss from operations                               14,863)    (20,775)     (6,413)
  Minority interests                                  (20)        (84)       (178)
  Gain on sale of properties                        2,528      26,079       1,110
                                                 ---------   ---------   ---------
Income (loss) before income taxes                 (12,355)      5,220      (5,481)
  Income tax expense (benefit)                     (4,681)      2,068      (2,109)
                                                 ---------   ---------   ---------
Net Income (loss)                                $ (7,674)   $  3,152    $ (3,372)
                                                 =========   =========   =========

12. Contingencies

                  The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

                  The Company remains contingently liable on a $2.3 million note assumed by a purchaser of an operating property in the event the purchaser does not perform under its obligations.

         In July 1999, the Company entered into a settlement agreement with ShoLodge resolving all disputes with respect to the litigation initiated by the Company. The settlement agreement requires for the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of June, 2000.

                                               MOA HOSPITALITY, INC.


                                               By:    /s/ Kurt M. Mueller
                                                    ------------------------
                                                         Kurt M. Mueller
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                            Title                      Date
      ---------                            -----                      ----

 /s/ Paul F. Wallace                Director, Chairman and        June 15, 2000
----------------------------
Paul F. Wallace                     Chief Executive Officer
Principal Executive Officer

 /s/ Alan H. Baerenklau             Director, President and       June 15, 2000
----------------------------
Alan H. Baerenklau                  Chief Operating Officer


 /s/ Kurt M. Mueller                Director and Chief            June 15, 2000
----------------------------
Kurt M. Mueller                     Financial Officer
Principal Financial Officer

 /s/ Carl W. Desch                  Director                      June 15, 2000
----------------------------
Carl W. Desch


 /s/ Peter W. McClean               Director                      June 15, 2000
----------------------------
Peter W. McClean


 /s/ Louis A. Scarrone, M.D.        Director                      June 15, 2000
----------------------------
Louis A. Scarrone, M.D.


 /s/ Ronald P. Stewart              Director                      June 15, 2000
----------------------------
Ronald P. Stewart


 /s/ Philip J. Levien               Director                      June 15, 2000
----------------------------
Philip J. Levien

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

                                INDEX TO EXHIBITS


                                                                      Sequential
Exhibit                                                                   Page
Number                    Description                                    Number

  3.1     Certificate of Incorporation of Motels of America, Inc.
          ("MOA" or the Company") as amended to date, incorporated by reference to Exhibit 3.1 to MOA's Registration
          Statement on Form S-1 (No. 33-78866) which became effective on July 13, 1994 (the "1994 Form S-1").

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

 10.8 Credit facility agreement up to $150,000,000 between TAD Properties, L.L.C. and Credit Suisse First Boston Mortgage Capital., date as of December 20, 1996, incorporated by reference to Exhibit 10.8 to MOA's Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K").

 10.8A Amendment to credit facility agreement, dated as of October 8, 1997, incorporated by reference to Exhibit 10.8 to MOA's Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K").

21.1      Subsidiaries of MOA.