Form 10-Q
period 2000-03-31
MOA HOSPITALITY INC
filed 2000-12-28
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [ ] Yes [ X] No


Number of shares of Common Stock, $.01 par value outstanding as of December 1, 2000: 800,000

                               INDEX TO FORM 10-Q

                                                                        Page
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements
          Condensed  consolidated  balance sheets -                       2
          March 31, 2000 (unaudited) and December 31, 1999.

          Condensed consolidated statements of operations -               3
          Three months ended March 31, 2000 and 1999 (unaudited).

          Condensed consolidated statements of cash flows -               4
          Three months ended March 31, 2000 and 1999 (unaudited).

          Notes to condensed  consolidated  financial  statements -       5
          March 31, 2000 (unaudited).


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          General                                                         8

          Results of Operations                                           9

          Liquidity and Capital Resources                                12


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                              13

Item 2.   Changes in Securities                                          13

Item 3.   Defaults upon Senior Securities                                13

Item 4.   Submission of Matters to a Vote of Security Holders            13

Item 5.   Other Information                                              13

Item 6.   Exhibits and Reports on Form 8-K                               13


Signatures                                                               14

                         PART I - FINANCIAL INFORMATION

          Item 1.             Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                      March 31,   December 31,
                                                         2000        1999
                                                    -----------   ------------
                                                    (Unaudited)
ASSETS
 Current Assets:
 Cash and cash equivalents                          $    5,973    $     4,422
 Accounts receivable from property operations            1,808          1,814
 Operating supplies and prepaid expenses                 2,072          1,968
 Current portion of mortgage and notes receivable          675          1,608
                                                    -----------   ------------
 Total Current Assets                                   10,528          9,812
 Investment property:
  Operating properties,
  net of accumulated depreciation                      250,302        256,609
  Land held for development                              5,248          4,938
                                                    -----------   ------------
 Total investment property                             255,550        261,547
 Other Assets:
 Deposits and other assets                               5,977          5,532
 Mortgage and other notes receivable,
  less current portion                                  27,291         23,448
 Financing and other deferred costs, net of
  accumulated amortization of $11,654 in 2000
  and $10,925 in 1999                                   12,882         12,866
                                                    -----------   ------------
 Total Other Assets                                     46,150         41,846
                                                    -----------   ------------
    Total Assets                                    $  312,228    $   313,205
                                                    ===========   ============


LIABILITIES, MINORITY INTERESTS AND
 STOCKHOLDERS' EQUITY
 Current Liabilities:
 Trade accounts payable                             $    1,917    $     1,714
 Real estate taxes payable                               2,006          2,018
 Accrued interest payable                                4,024          2,713
 Other accounts payable and accrued expenses             8,172         10,194
 Other liabilities - tenant sites                       17,647         11,501
 Current portion of long-term debt                      24,290         13,154
                                                    -----------   ------------
 Total Current Liabilities                              58,056         41,294

 Net deferred tax liability                                310            105

 Long-term debt, less current portion:
 Mortgage and other notes payable                      204,345        211,525
 12% Senior Subordinated Notes, net of unamortized
    discount of $1,025 in 2000 and $1,401 in 1999       33,380         43,501
                                                    -----------   ------------
 Total Long-term debt, excluding current portion       237,725        255,026
                                                    -----------   ------------
 Total Liabilities                                     296,091        296,425
                                                    -----------   ------------
 Minority Interests                                      1,687          1,709
 Stockholders' equity:
 Common stock, $.01 par value, 1,500,000 shares
    authorized; 800,000 shares issued and
    outstanding                                              8              8
    Additional paid-in capital                          15,294         15,294
    Retained earnings                                     (852)          (231)
                                                    -----------   ------------
 Total stockholders' equity                             14,450         15,071
                                                    -----------   ------------

    Total liabilities and Stockholders' Equity      $  312,228    $   313,205
                                                    ===========   ============


 See accompanying  notes to condensed  consolidated  financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                         Three Months Ended
                                                               March 31
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------

   Revenues:
     Motel operating revenues                       $   14,658      $   20,975
     Lease revenues                                      1,894             229
     Vending revenues                                      223             184
     Other revenues                                        671             344
                                                    -----------     -----------
   Total revenues                                       17,446          21,732
   Costs and expenses:
     Motel operating expenses                            9,666          13,377
     Marketing and royalty fees                          1,055           1,435
     General and administrative                          1,374           2,643
     Lease expenses                                        120               3
     Vending expenses                                      190             142
     Depreciation and amortization                       3,636           3,611
                                                    -----------     -----------
   Total direct expenses                                16,041          21,211
                                                    -----------     -----------
   Net operating income                                  1,405             521
   Interest expense                                      6,527           7,306
                                                    -----------     -----------
   Loss from operations                                 (5,122)         (6,785)
   Minority interests                                       22              13
   Gain on sale of properties                              391             374
                                                    -----------     -----------
   Loss before income taxes
       and extraordinary item                           (4,709)         (6,398)
   Income tax benefit                                   (1,833)         (2,490)
                                                    -----------     -----------
   Loss before extraordinary item                       (2,876)         (3,908)
   Gain on early extinguishment of debt, net of
      applicable income taxes of $1,437                  2,255               -
                                                    -----------     -----------
   Net loss                                         $     (621)     $   (3,908)
                                                    ===========     ===========

   Net loss per common share:
     Loss before extraordinary item                      (3.60)          (4.89)
     Extraordinary item                                   2.82               -
                                                    -----------     -----------
     Net loss per common share (basic and diluted)  $    (0.78)     $    (4.89)
                                                    ===========     ===========

   Weighted average number of
     common shares outstanding                         800,000         800,000
                                                    ===========     ===========



 See  accompanying  notes  to  condensed  consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                      Three Months Ended
                                                                           March 31
                                                                   ------------------------
                                                                      2000          1999
                                                                   ----------   -----------
Cash flows used in operating activities:
  Net loss                                                         $    (621)   $   (3,908)
  Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                                  3,655         3,706
  Minority interests of others in net income (loss)
    from operations                                                      (22)          (13)
  Deferred income taxes                                                  205           (24)
  Gain on early extinguishment of debt                                (3,692)            -
  Gain on sale of properties                                            (391)         (374)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                                  6          (510)
      Operating supplies, prepaid expenses,
        deposits and other assets                                       (975)       (6,588)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                         (2,016)          378
        Accrued interest payable                                       1,311         2,420
                                                                   ----------   -----------
Net cash used in operating activities                                 (2,540)       (4,913)
Cash flows provided by investing activities:
  Acquisition and development of investment properties                  (311)          (16)
  Refurbishment of investment properties                              (1,781)       (2,306)
  Net proceeds from sale of investment properties                      1,540         2,467
  Cash restricted for refurbishment of properties                       (177)        1,426
  Collections on mortgage and other notes receivable                   1,117           106
                                                                   ----------   -----------
Net cash provided by investing activities                                388         1,677
Cash flows provided by financing activities:
  Proceeds from notes payable                                          6,579        36,880
  Repayment of notes payable                                          (2,623)      (32,566)
  Distributions to minority interests                                      -             -
  Deferred financing costs                                              (253)       (1,070)
                                                                   ----------   -----------
Net cash provided by financing activities                              3,703         3,244
                                                                   ----------   -----------
Net increase in cash and cash equivalents                              1,551             8
Cash and cash equivalents at beginning of period                       4,422        19,582
                                                                   ----------   -----------
Cash and cash equivalents at end of period                         $   5,973    $   19,590
                                                                   ==========   ===========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest                    $   5,158    $    4,780
                                                                   ==========   ===========
       Cash paid (net of refunds received) during the
            period for income taxes                                $       -    $     (268)
                                                                   ==========   ===========

   See  accompanying  notes to condensed  consolidated  financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1999. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation which have not changed operations or stockholders' equity.

2.  Divestitures

         In January through March 2000, the Company leased seventeen of its operating properties to third party operators under terms similar to previous operating leases executed by the Company.

         In January through March 2000, the Company sold three of its lodging facilities for approximately $5.8 million consisting of $1.8 million of cash and $4.0 million in notes receivable. One property was sold for gain of $391,000. The other two properties were sold at a loss in the amount of $808,000 that was previously recorded at December 31, 1999 as part of the impairment loss provision.

         In April through November 30, 2000, the Company leased an additional seventeen of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In April through November 30, 2000, the Company sold four of its lodging facilities for approximately $12.7 million consisting of $9.1 million of cash and $3.6 million in notes receivable. The Company also sold a vacant parcel of land for its carrying value.

3.       Mortgage and Other Notes Payable

         In January 2000, the Company borrowed $1.7 million at prime plus .5% with monthly principal payments of $212,500 due October 1, 2000.

         In February 2000, the Company issued a promissory note in the amount of $460,000 for a parcel of land in Cody, WY bearing no interest and due July 15, 2000.

         In March 2000,  the Company  repurchased  an additional  $10.5 million of the 12% Senior Subordinated Notes from an affiliate for a pre-tax gain of $3.7. As part of the transaction the Company assumed a $4.4 million margin account loan with an annual interest rate of 9%.



         In April 2000, the Company borrowed $2,100,000 at 9.25% with monthly principal and interest payments of $19,408 due in seven years, secured by one property in Merrimack, New Hampshire.

         In May 2000, the Company borrowed $3,300,000 at 10.5% for four years with monthly principal and interest payments of $84,491.


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

         The Company remains contingently liable on a $2.3 million note arising from a sale of a motel in 1997 in a transaction where the purchaser assumed an existing mortgage loan secured by the property.

6.       Segments

         As of March 31, 2000 the Company, directly and through subsidiaries, owned 123 lodging facilities in 39 states. The Company owns a 100% interest in all but two of its properties. The Company operates sixty-three of its motels and leases sixty of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.


                                                      Three months ended
                                                           March 31
                                                 ----------------------------
                                                    2000              1999
                                                 ----------       -----------
Motel operations:
  Motel operating revenue:
    Room revenues                                $  13,436        $   19,605
    Ancillary motel revenues                         1,222             1,370
                                                 ----------       -----------
       Total motel operating revenues               14,658            20,975
  Motel costs and expenses:
    Motel operating expenses                         9,666            13,235
    Marketing and royalty fees                       1,055             1,435
    Depreciation and amortization                    2,379             3,153
                                                 ----------       -----------
       Total motel direct expenses                  13,100            17,823
                                                 ----------       -----------
                                                     1,558             3,152
Lease Operations
    Lease revenues                                   1,894               229
    Lease expenses                                     120                 3
    Depreciation and amortization                    1,074               205
                                                 ----------       -----------
                                                       700                21
Vending Operations
    Vending revenues                                   223               184
    Vending expenses                                   190               142
    Depreciation and amortization                       47                52
                                                 ----------       -----------
                                                       (14)              (10)

Corporate Operations
  Other revenues                                       671               344
  General and administrative expenses:
    Management Company Operations                    1,102             2,422
    Construction/Acquisition and Divestiture           154               237
    Vending - general and administrative               118               126
                                                 ----------       -----------
      Total general and administrative expenses      1,374             2,785
Depreciation and amortization                          136               201
                                                 ----------       -----------
                                                      (839)           (2,642)
                                                 ----------       -----------
Net operating income                                 1,405               521
  Interest expense                                   6,527             7,306
                                                 ----------       -----------
Loss from operations                                (5,122)           (6,785)
  Minority interests                                    22                13
  Gain on sale of properties                           391               374
                                                 ----------       -----------
Loss before income taxes                            (4,709)           (6,398)
  Income tax expense  (benefit)                     (1,833)           (2,490)
                                                 ----------       -----------
Net loss before extraordinary item                  (2,876)           (3,908)
  Gain on early extinguishment of debt               2,255                 -
                                                 ----------       -----------
Net Loss                                         $    (621)       $   (3,908)
                                                 ==========       ===========



Total Assets:
Motel Operations                                 $ 179,700        $  276,626
Lease Operations                                    97,082            19,546
Other Operations                                    35,446            17,033
                                                 ----------       -----------
                                                 $ 312,228        $  313,205
                                                 ==========       ===========

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

THIS  DISCUSSION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE  INTERIM  CONDENSED
CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                          Supplemental Operating Results and Statistics
                                               ---------------------------------------------------------------------
                                                                           (unaudited)

                                                                   Three Months Ended March 31
                                               ---------------------------------------------------------------------
                                                  Motels Owned           Acquisitions/
                                                  Both Periods           Divestitures             Consolidated
                                               -------------------     ------------------    -----------------------
                                                2000       1999          2000     1999         2000          1999
                                               --------   --------     --------- --------    ----------   ----------
                                                            (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                              $12,207    $11,194      $  1,229  $ 8,411     $  13,436    $  19,605
    Ancillary motel revenues                     1,045        942           177      428         1,222        1,370
                                               --------   --------     --------- --------    ----------   ----------
      Total motel operating revenues            13,252     12,136         1,406    8,839        14,658       20,975
  Motel costs and expenses:
    Motel operating expenses                     7,896      7,405         1,770    5,830         9,666       13,235
    Marketing and royalty fees                     931        812           124      623         1,055        1,435
    Depreciation and amortization                1,798      1,690           581    1,463         2,379        3,153
                                               --------   --------     --------- --------    ----------   ----------
      Total motel direct expenses               10,625      9,907         2,475    7,916        13,100       17,823
                                               --------   --------     --------- --------    ----------   ----------
                                               $ 2,627    $ 2,229      $ (1,069) $   923         1,558        3,152
                                               ========   ========     ========= ========

Lease operations:
    Lease revenues                                                                               1,894          229
    Lease operating expenses                                                                       120            3
    Depreciation and amortization                                                                1,074          205
                                                                                             ----------   ----------
                                                                                                   700           21
Vending operations:
    Vending operating revenues                                                                     223          184
    Vending operating expenses                                                                     190          142
    Depreciation and amortization                                                                   47           52
                                                                                             ----------   ----------
                                                                                                   (14)         (10)
Corporate operations:
  Other revenues, net                                                                              671          344

  General and administrative expenses:
    Management Company Operations                                                                1,102        2,422
    Construction/Acquisition
        and Divestiture                                                                            154          237
    Vending general and administrative                                                             118          126
                                                                                             ----------   ----------
      Total general and administrative expenses                                                  1,374        2,785
  Depreciation and amortization                                                                    136          201
                                                                                             ----------   ----------
                                                                                                  (839)      (2,642)
                                                                                             ----------   ----------
Net operating income                                                                         $   1,405    $     521
                                                                                             ==========   ==========

Other data:
Number of motels at period end (5)                  62         62             1       60            63          122
Number of rooms at period end (5)                5,370      5,390            70    4,339         5,440        9,729
Occupancy percentage (5)                         58.50%     55.21%        50.20%   55.18%        58.39%       54.99%
ADR (1) (5)                                    $ 42.69    $ 41.79      $  47.80  $ 36.70     $   46.47    $   38.87
REVPAR (2) (5)                                 $ 27.11    $ 25.01      $  24.98  $ 21.28     $   29.60    $   22.87
Net operating income margin (3)                                                                   8.77%        2.44%
Net motel revenue margin (4) (5)                 34.82%     33.97%         6.39%   28.37%        29.30%       32.16%

-----------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At March 31, 2000 and for the three months then ended, excludes amounts related to the 60 motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $17,446,000 for the three months ended March 31, 2000 from $21,732,000 for the three months ended March 31, 1999, a decrease of $4,287,000 or 19.7%.

         Motel revenues decreased to $14,658,000 for the three months ended March 31, 2000 from $20,975,000 for the three months ended March 31, 1999, a decrease of $6,317,000 or 30.1%. The motel revenues for motels owned during both periods increased approximately $1,116,000 and revenues for motels acquired and divested since January 1, 1999 decreased by $7,433,000. Motel revenues for motels owned during both periods increased 9.2%. The increase in motel revenues for motels owned during both periods was attributable to a combined increase in the average daily rate ("ADR") and the occupancy rate. The ADR for the motels owned during both periods increased to $42.69 for the three months ended March 31, 2000 from $41.79 for the three months ended March 31, 1999, an increase of $0.90 or 2.2%. The occupancy for the motels owned during both periods increased to 58.5% for the three months ended March 31, 2000 from 55.21% for the three months ended March 31, 1999, an increase of 3.3%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $27.11 for the three months ended March 31, 2000 from $25.01 for the three months ended March 31, 1999, an increase of $2.10 or 8.4%. The acquired and divested motels had an occupancy percentage of 50.2%, an ADR of $47.80 and REVPAR of $24.98 for the period, which they were owned by the Company in 2000.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $9,666,000 for the three months ended March 31, 2000 from $13,235,000 for the three months ended March 31, 1999, a net decrease of $3,569,000 or 27.0%. Motel operating expenses for motels acquired and divested since January 1, 1999 decreased to $1,770,000 for the three months ended March 31, 2000 from $5,830,000 for the three months ended March 31, 1999, a decrease of $4,060,000 or 69.6%. The decrease was partially offset by an increase of $491,000 or 6.6% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $7,895,000 for the three months ended March 31, 2000 from $7,405,000 for the three months ended March 31, 1999. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues increased to 65.9% for the three months ended March 31, 2000 from 63.1% for the three months ended March 31, 1999. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 59.6% for the three months ended March 31, 2000 from 61.0% for the three months ended March 31, 1999.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,055,000 for the three months ended March 31, 2000 from $1,435,000 for the three months ended March 31, 1999, a decrease of $380,000 or 26.5%. The marketing and royalty fees for motels owned during both periods increased to $931,000 for the three months ended March 31, 2000 from $812,000 for the three months ended March 31, 1999, an increase of $119,000 or 14.7%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.6% for the three months ended March 31, 2000 from 7.3% for the three months ended March 31, 1999. The increase in marketing and royalty fees for motels owned in both periods are principally due to an increase in motel room revenues. Marketing and royalty fees for motels acquired and divested since January 1, 1999 decreased to $124,000 for the three months ended March 31, 2000 from $623,000 for the three months ended March 31, 1999. Franchise fees declined due to the leasing of properties to third parties.

         Lease operations increased to $700,000 for the three months ended March 31, 2000 from $21,000 for the three months ended March 31, 1999, an increase of $679,000, which results from an increase to 60 leased properties with an asset value of $97,082,000 at March 31, 2000 compared with 10 leased properties with an asset value of $19,546,000 at March 31, 1999.

         Vending operations decreased to ($14,000) for the three months ended March 31, 2000 from ($10,000) for the three months ended March 31, 1999, a decrease of $4,000 or 40.0 %

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $1,320,000 to $1,102,000 for the three months ended March 31, 2000 from $2,422,000 for the three months ended March 31, 1999, an decrease of 54.5%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $83,000 from $237,000 for the three months ended March 31, 1999 to $154,000 for the three months ended March 31, 2000. Vending General and Administrative expenses decreased $8,000 to $118,000 for the three months ended March 31, 2000 from $126,000 for the three months ended March 31, 1999. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 7.5% for the three months ended March 31, 2000 and 11.5% for the three months ended March 31, 1999.

         Depreciation and amortization increased to $3,636,000 for the three months ended March 31, 2000 from $3,611,000 for the three months ended March 31, 1999, a net increase of $25,000 or .7%.

         Net operating income increased to $1,405,000 for the three months ended March 31, 2000 from $521,000 for the three months ended March 31, 1999, an increase of $884,000 or 169.7%. The increase in net operating income included a decrease of $2,368,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $2,368,000 decrease in net motel revenues, an increase of $506,000 resulted from the motels owned during both periods or an increase of 12.9%. Net motel revenues for motels acquired and divested since January 1, 1999 decreased $2,874,000. The remaining net increase is a result of the increased leasing activities and the reduction of management general and administrative expenses. Net operating income as a percent of total revenues was 9.6% for the three months ended March 31, 2000 as compared to 2.5% for the three months ended March 31, 1999.

         Interest expense decreased to $6,527,000 for the three months ended March 31, 2000 from $7,306,000 for the three months ended March 31, 1999, a decrease of $779,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the first quarter of 2000 as compared to the first quarter 1999.

         Net loss decreased to $621,000 for the three months ended March 31, 2000 from $3,908,000 for the three months ended March 31, 1999 primarily as a result of an increase of $884,000 in net operating income and an extraordinary gain of $2,255,000 on extinguishment of a portion of the subordinated notes payable.

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

                    In January 2000, the Company borrowed $1.7 million at prime plus .5% with monthly principal payments of $212,500 due October 1, 2000.

                      In March 2000, the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes from an affiliate for a net gain of $3.7. As part of the transaction the Company assumed a $4.4 million margin account liability with an annual interest rate of 9% paid monthly and due on demand.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations.

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $1,781,000 and $2,306,000 for the three months ended March 31, 2000 and 1999, respectively. In addition, as of March 31, 2000, the Company had $2,028,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the three months ended March 31, 2000, cash and cash equivalents increased $1,551,000. This increase consisted of $388,000 of funds provided by investing activities and $3,703,000 of funds provided by financing activities and $2,450,000 of funds used in operations. Net investing activities of $388,000 include: $311,000 of cash utilized for motel development and $1,781,000 expended on refurbishment of existing properties, offset by $2,657,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $177,000. Cash used in financing activities includes: $2,623,000 of cash utilized to repay indebtedness; and $253,000 of cash used for deferred financing costs and other items offset by $6,579,000 from proceeds from notes payable.

Impact of Year 2000

           The Company has had no material effects as a result of the year 2000 implementation.

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

                                                  MOA HOSPITALITY, INC.




December 1, 2000                By:    /s/  Kurt M. Mueller
                                -------------------------------------
                                Kurt M. Mueller
                                President and Chief Financial Officer


December 1, 2000                By:    /s/   Blane P. Evans
                                -------------------------------------
                                Blane P. Evans
                                Secretary and Treasurer