Form 10-Q
period 2000-06-30
MOA HOSPITALITY INC
filed 2000-12-29
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000.

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

                                                            [ ] Yes    [X ] No

Number of shares of Common Stock, $.01 par value outstanding as of
December 20, 2000:      800,000

                               INDEX TO FORM 10-Q

                                                                        Page

Part I      Financial Information

Item 1.     Financial Statements

            Condensed consolidated balance sheets -                       2
            June 30, 2000 (unaudited) and December 31, 1999.

            Condensed consolidated statements of operations -             3
            Three months ended June 30, 2000 and 1999 and
            Six months ended June 30, 2000 and 1999 (unaudited).

            Condensed consolidated statements of cash flows -             4
            Six months ended June 30, 2000 and 1999 (unaudited).

            Notes to condensed consolidated financial statements -        5
            June 30, 2000 (unaudited).


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

            General                                                       8

            Results of Operations                                         9

            Liquidity and Capital Resources                              15


Part II     Other Information

Item 1.     Legal Proceedings                                            16

Item 2.     Changes in Securities                                        16

Item 3.     Defaults upon Senior Securities                              16

Item 4.     Submission of Matters to a Vote of Security Holders          16

Item 5.     Other Information                                            16

Item 6.     Exhibits and Reports on Form 8-K                             16


Signatures                                                               17

                         PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                     June 30,     December 31,
                                                       2000          1999
                                                    -----------   ------------
                                                    (Unaudited)
ASSETS
 Current Assets:

 Cash and cash equivalents                          $    7,650    $     4,422
 Accounts receivable from property operations            1,654          1,814
 Operating supplies and prepaid expenses                 2,135          1,968
 Current portion of mortgage and notes receivable          666          1,608
                                                    -----------   ------------
 Total Current Assets                                   12,105          9,812
 Investment property:
  Operating properties,
  net of accumulated depreciation                      241,448        256,609
  Land held for development                              4,448          4,938
                                                    -----------   ------------
 Total investment property                             245,896        261,547
 Other Assets:
 Deposits and other assets                              13,362          5,532
 Mortgage and other notes receivable,
  less current portion                                  29,158         23,448
 Financing and other deferred costs, net of
  accumulated amortization of $12,256 in 2000
  and $9,104 in 1999                                    13,166         12,866
                                                    -----------   ------------
 Total Other Assets                                     55,686         41,846
                                                    -----------   ------------
    Total Assets                                    $  313,687    $   313,205
                                                    ===========   ============

LIABILITIES, MINORITY INTERESTS AND
 STOCKHOLDERS' EQUITY
 Current Liabilities:
 Trade accounts payable                             $    1,929    $     1,714
 Real estate taxes payable                               1,983          2,018
 Accrued interest payable                                3,683          2,713
 Other accounts payable and accrued expenses             7,663         10,194
 Other liabilities - tenant sites                       22,088         11,501
 Current portion of long-term debt                      29,800         13,154
                                                    -----------   ------------
 Total Current Liabilities                              67,146         41,294

 Net deferred tax liabilty                               2,561            105

 Long-term debt, less current portion:
 Mortgage and other notes payable                      195,130        211,525
 12% Senior Subordinated Notes, net of unamortized
  discount of $976 in 2000 and $1,401 in 1999           33,429         43,501
                                                    -----------   ------------
 Total Long-term debt, excluding current portion       228,559        255,026
                                                    -----------   ------------
 Total Liabilities                                     298,266        296,425
                                                    -----------   ------------

 Minority Interests                                      1,685          1,709
 Stockholders' equity:
 Common stock, $.01 par value, 1,500,000
  shares authorized; 800,000 shares issued
  and outstanding                                            8              8
 Additional paid-in capital                             15,294         15,294
 Retained earnings                                      (1,566)          (231)
                                                    -----------   ------------
 Total Stockholders' Equity                             13,736         15,071
                                                    -----------   ------------
    Total Liabilities and Stockholders' Equity      $  313,687    $   313,205
                                                    ===========   ============




     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                   Three Months Ended             Six Months Ended
                                                        June 30                       June 30
                                                -------------------------    ---------------------------
                                                    2000          1999            2000          1999
                                                ----------    -----------    -----------     -----------
Revenues:
  Motel operating revenues                      $  15,325     $   26,740     $   29,984      $   47,716
  Lease revenues                                    2,618            401          4,512             630
  Vending revenues                                    257            263            480             447
  Other revenues                                      798            681          1,469           1,025
                                                ----------    -----------    -----------     -----------
Total revenues                                     18,998         28,085         36,445          49,818
Costs and expenses:
  Motel operating expenses                          8,105         14,647         17,771          28,024
  Marketing and royalty fees                        1,137          1,799          2,192           3,234
  General and administrative                        1,472          3,615          2,846           6,258
  Lease expenses                                       75             13            195              16
  Vending expenses                                    233            166            423             308
  Depreciation and amortization                     3,523          3,606          7,159           7,218
                                                ----------    -----------    -----------     -----------
Total direct expenses                              14,545         23,846         30,586          45,058
                                                ----------    -----------    -----------     -----------
Net operating income                                4,453          4,239          5,859           4,760
Interest expense                                    6,318          7,397         12,845          14,703
                                                ----------    -----------    -----------     -----------
Loss from operations                               (1,865)        (3,158)        (6,986)         (9,943)
Minority interests                                      3            (18)            24              (5)
Gain on sale of properties                            693          1,278          1,084           1,652
                                                ----------    -----------    -----------     -----------
Loss before income taxes
   and extraordinary item                          (1,169)        (1,898)        (5,878)         (8,296)
Income tax benefit                                   (455)          (657)        (2,288)         (3,147)
                                                ----------    -----------    -----------     -----------
Loss before extraordinary item                       (714)        (1,241)        (3,590)         (5,149)
Gain on early extinguishment of debt, net of
   applicable income taxes of $1,437                    -              -          2,255               -
                                                ----------    -----------    -----------     -----------
Net loss                                        $    (714)    $   (1,241)    $   (1,335)     $   (5,149)
                                                ==========    ===========    ===========     ===========

Loss per common share:
 Loss before extraordinary item                 $   (0.89)    $    (1.55)    $    (4.49)     $    (6.44)
 Extraordinary item                                     -              -           2.82               -
                                                ----------    -----------    -----------     -----------
 Net loss per common share (basic and diluted)  $   (0.89)    $    (1.55)    $    (1.67)     $    (6.44)
                                                ==========    ===========    ===========     ===========

Weighted average number of
  common shares outstanding                       800,000        800,000        800,000         800,000
                                                ==========    ===========    ===========     ===========



    See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                               Six Months Ended
                                                                   June 30
                                                            -----------------------
                                                               2000         1999
                                                            ----------   ----------
Cash flows used in operating activities:
  Net loss                                                  $  (1,335)   $  (5,149)
  Adjustments to reconcile net loss to cash used in
    operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                           7,227        7,411
  Minority interests of others in net loss
    from operations                                               (24)           5
  Deferred income taxes                                         2,456        1,121
  Gain on early extinguishment of debt                         (3,692)           -
  Gain on sale of properties                                   (1,084)      (1,652)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                         159         (772)
      Operating supplies, prepaid expenses,
        deposits and other assets                              (8,547)     (12,056)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                   1,858          (17)
        Accrued interest payable                                  970           17
                                                            ----------   ----------
Net cash used in operating activities                          (2,012)     (11,092)
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties         (1,096)      (4,303)
  Refurbishment of investment properties                       (2,706)      (4,054)
  Net proceeds from sale of investment properties               7,241        6,397
  Cash restricted for refurbishment of properties                (544)       1,456
  Collections on mortgage and other notes receivable            2,858          277
                                                            ----------   ----------
Net cash provided by (used in) investing activities             5,753         (227)
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                  11,979       37,948
  Repayment of notes payable                                  (11,728)     (35,398)
  Distributions to minority interests                               -            -
  Deferred financing costs                                       (764)      (1,623)
                                                            ----------   ----------
Net cash provided by (used in) financing activities              (513)         927
                                                            ----------   ----------
Net increase (decrease) in cash and cash equivalents            3,228      (10,392)
Cash and cash equivalents at beginning of period                4,422       19,582
                                                            ----------   ----------
Cash and cash equivalents at end of period                  $   7,650    $   9,190
                                                            ==========   ==========

Supplementary disclosure of cash flow information:

  Cash paid during the period for interest                  $  11,768    $  14,483
                                                            ==========   ==========
  Cash paid (net of refunds received) during the
      period for income taxes                               $     159    $     656
                                                            ==========   ==========

 See  accompanying  notes to  condensed  consolidated  financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1999. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation, which have not changed operations or stockholders' equity.

2.  Divestitures and Leasing Activities

         In January through June 2000, the Company leased twenty-six of its operating properties to third party operators under terms similar to previous operating leases executed by the Company.

         In January through June 2000, the Company sold six of its lodging facilities for approximately $14.5 million consisting of $8.0 million of cash and $6.5 million in notes receivable. Four properties were sold for a gain of $1 million. The other two properties were sold at a loss in the amount of $1,156,000 that was previously recorded at December 31, 1999 as part of the impairment loss provision. The company also sold a vacant parcel of land for its carrying value.

         In July through November 30, 2000, the Company leased an additional eight of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In July through November 30, 2000, the Company sold one of its lodging facilities for cash of approximately $4.0 million and a gain of approximately $0.7 million.

3. Mortgage and Other Notes Payable

                  In January 2000, the Company borrowed $1.7 million at prime plus .5% with monthly principal payments of $212,500 due October 1, 2000.

                  In February 2000, the Company issued a promissory note in the amount of $460,000 for a parcel of land in Cody, WY bearing no interest and due July 15, 2000.

                  In March 2000, the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes from an affiliate for a pre-tax gain of $3.7 million. As part of the transaction the Company assumed a $4.4 million margin account loan with an annual interest rate of 9% and recorded a $1.4 million adjustment to income taxes payable to the parent.

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

6. Segments

                  As of June 30, 2000 the Company, directly and through subsidiaries, owned 120 lodging facilities in 39 states. The Company owns a 100% interest in all but two of its properties. The Company operates fifty-one of its motels and leases sixty-nine of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                     Three months ended              Six months ended
                                                           June 30                       June 30
                                                  -----------------------       --------------------------
                                                     2000          1999            2000            1999
                                                  ---------    ----------       ----------      ----------
Motel operations:
  Motel operating revenue:
    Room revenues                                 $ 14,315     $  25,283        $  27,900       $  45,029
    Ancillary motel revenues                         1,010         1,457            2,084           2,687
                                                  ---------    ----------       ----------      ----------
       Total motel operating revenues               15,325        26,740           29,984          47,716
  Motel costs and expenses:
    Motel operating expenses                         8,105        14,647           17,771          28,024
    Marketing and royalty fees                       1,137         1,799            2,192           3,234
    Depreciation and amortization                    1,981         3,073            4,323           6,301
                                                  ---------    ----------       ----------      ----------
       Total motel direct expenses                  11,223        19,519           24,286          37,559
                                                  ---------    ----------       ----------      ----------
                                                     4,102         7,221            5,698          10,157
Lease Operations
   Lease  revenues                                   2,618           401            4,512             630
   Lease  expenses                                      75            13              195              16
   Depreciation and amortization                     1,312           253            2,376             438
                                                  ---------    ----------       ----------      ----------
                                                     1,231           135            1,941             176
Vending Operations
   Vending  revenues                                   257           263              480             447
   Vending  expenses                                   233           166              423             308
   Depreciation and amortization                        49           132               96             184
                                                  ---------    ----------       ----------      ----------
                                                       (25)          (35)             (39)            (45)
Corporate Operations
  Other revenues                                       798           681            1,469           1,025
  General and administrative expenses:
    Management Company Operations                    1,159         3,178            2,260           5,575
    Construction/Acquisition and Divestiture           224           320              379             440
    Vending - general and administrative                89           117              207             243
                                                  ---------    ----------       ----------      ----------
      Total general and administrative expenses      1,472         3,615            2,846           6,258
Depreciation and amortization                          181           148              364             295
                                                  ---------    ----------       ----------      ----------
                                                      (855)       (3,082)          (1,741)         (5,528)
                                                  ---------    ----------       ----------      ----------
Net operating income                                 4,453         4,239            5,859           4,760
  Interest expense                                   6,318         7,397           12,845          14,703
                                                  ---------    ----------       ----------      ----------
Loss from operations                                (1,865)       (3,158)          (6,986)         (9,943)
  Minority interests                                     3           (18)              24              (5)
  Gain on sale of properties                           693         1,278            1,084           1,652
                                                  ---------    ----------       ----------      ----------
Loss before income taxes
   And extraordinary item                           (1,169)       (1,898)          (5,878)         (8,296)
Income tax benefit                                    (455)         (657)          (2,288)         (3,147)
                                                  ---------    ----------       ----------      ----------
Loss before extraordinary item                        (714)       (1,241)          (3,590)         (5,149)
  Gain on early extinguishment of debt                   -             -            2,255               -
                                                  ---------    ----------       ----------      ----------
Net Loss                                          $   (714)    $  (1,241)       $  (1,335)      $  (5,149)
                                                  =========    ==========       ==========      ==========
Total Assets:
Motel Operations                                                                $ 161,416       $ 266,721
Lease Operations                                                                  108,162          22,691
Corporate and other                                                                44,109          52,603
                                                                                ----------      ----------
                                                                                $ 313,687       $ 342,015
                                                                                ==========      ==========

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

THIS  DISCUSSION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE  INTERIM  CONDENSED
CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

Three Months Ended June 30, 2000 Compared to the Three Months Ended
June 30, 1999

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                    Supplemental Operating Results and Statistics
                                               ------------------------------------------------------------
                                                                       (unaudited)
                                                                Three Months Ended June 30
                                               ------------------------------------------------------------
                                                 Motels Owned        Acquisitions/
                                                 Both Periods        Divestitures          Consolidated
                                               ------------------  ------------------  --------------------
                                                 2000      1999      2000      1999       2000       1999
                                               --------  --------  --------  --------  ---------  ---------
                                                        (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                              $13,439   $13,248   $   876   $12,035   $ 14,315   $ 25,283
    Ancillary motel revenues                       962       867        48       590      1,010      1,457
                                               --------  --------  --------  --------  ---------  ---------
      Total motel operating revenues            14,401    14,115       924    12,625     15,325     26,740
  Motel costs and expenses:
    Motel operating expenses                     7,053     6,791     1,052     7,856      8,105     14,647
    Marketing and royalty fees                   1,045       932        92       867      1,137      1,799
    Depreciation and amortization                1,506     1,422       475     1,651      1,981      3,073
                                               --------  --------  --------  --------  ---------  ---------
      Total motel direct expenses                9,604     9,145     1,619    10,374     11,223     19,519
                                               --------  --------  --------  --------  ---------  ---------
                                               $ 4,797   $ 4,970   $  (695)  $ 2,251      4,102      7,221
                                               ========  ========  ========  ========

Lease operations:
Lease revenues                                                                            2,618        401
Lease expenses                                                                               75         13
Depreciation and amortization                                                             1,312        253
                                                                                       ---------  ---------
                                                                                          1,231        135
Vending operations:
Vending revenues                                                                            257        263
Vending expenses                                                                            233        166
Depreciation and amortization                                                                49        132
                                                                                       ---------  ---------
                                                                                            (25)       (35)
Corporate operations:
  Other revenues, net                                                                       798        681

  General and administrative expenses:
    Management Company Operations                                                         1,159      3,178
    Construction/Acquisition
        and Divestiture                                                                     224        320
    Vending general and administrative                                                       89        117
                                                                                       ---------  ---------
      Total general and administrative expenses                                           1,472      3,615
  Depreciation and amortization                                                             181        148
                                                                                       ---------  ---------
                                                                                           (855)    (3,082)
                                                                                       ---------  ---------
Net operating income                                                                   $  4,453   $  4,239
                                                                                       =========  =========

Other data:
Number of motels at period end (5)                  50        50         1        67         51        117
Number of rooms at period end (5)                4,421     4,424        70     4,811      4,491      9,235
Occupancy percentage (5)                         68.99%    70.82%    75.26%    68.89%     69.08%     68.53%
ADR (1) (5)                                    $ 48.41   $ 46.43   $ 48.04   $ 38.52   $  48.40   $  42.85
REVPAR (2) (5)                                 $ 35.79   $ 35.04   $ 37.26   $ 27.84   $  35.81   $  31.06
Net operating income margin (3)                                                           23.44%     15.09%
Net motel revenue margin (4) (5)                 46.90%    50.59%    43.39%    32.42%     42.49%     40.72%

-----------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2000 and for the three months then ended, excludes amounts related to the sixty-nine motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $18,998,000 for the three months ended June 30, 2000 from $28,085,000 for the three months ended June 30, 1999, a decrease of $9,087,000 or 32.4% primarily as a result of the leasing activity of the Company. As lessor of 69 motels at June 30, 2000 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $15,325,000 for the three months ended June 30, 2000 from $26,740,000 for the three months ended June 30, 1999, a decrease of $11,415,000 or 42.7%. The motel revenues for motels owned during both periods increased approximately $286,000 which was offset by a decrease of $11,701,000 in motel revenues for motels acquired and divested since April 1, 1999. Motel revenues for motels owned during both periods increased 2.0%. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily rate ("ADR"). The ADR for the motels owned during both periods increased to $48.41 for the three months ended June 30, 2000 from $46.43 for the three months ended June 30, 1999, an increase of $1.98 or 4.3%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $35.79 for the three months ended June 30, 2000 from $35.04 for the three months ended June 30, 1999, an increase of $0.75 or 2.1%. The acquired and divested motels had an occupancy percentage of 75.26%, an ADR of $48.04 and REVPAR of $37.26 for the three months ended June 30, 2000.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $8,105,000 for the three months ended June 30, 2000 from $14,647,000 for the three months ended June 30, 1999, a net decrease of $6,542,000 or 44.7%. Motel operating expenses for motels acquired and divested since April 1, 1999 decreased to $1,052,000 for the three months ended June 30, 2000 from $7,856,000 for the three months ended June 30, 1999, a decrease of $6,804,000 or 86.6%. The decrease was partially offset by an increase of $262,000 or 3.9% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $7,053,000 for the three months ended June 30, 2000 from $6,791,000 for the three months ended June 30, 1999. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues decreased to 52.9% for the three months ended June 30, 2000 from 54.8% for the three months ended June 30, 1999. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.0% for the three months ended June 30, 2000 from 48.1% for the three months ended June 30, 1999.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,137,000 for the three months ended June 30, 2000 from $1,799,000 for the three months ended June 30, 1999, a decrease of $662,000 or 36.8%. The marketing and royalty fees for motels owned during both periods increased to $1,045,000 for the three months ended June 30, 2000 from $932,000 for the three months ended June 30, 1999, an increase of $113,000 or 12.1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.8% for the three months ended June 30, 2000 from 7.0% for the three months ended June 30, 1999. The increase in marketing and royalty fees for motels owned in both periods are principally due additional marketing efforts to maintain or increase the occupancy percentage.

         Lease operations increased to $1,231,000 for the three months ended June 30, 2000 from $135,000 for the three months ended June 30, 1999, an increase of $1,096,000, which results from an increase to 69 leased properties with an asset value of $108,162,000 at June 30, 2000 compared with 13 leased properties with an asset value of $22,691,000 at June 30, 1999.

         Vending operations increased to ($25,000) for the three months ended June 30, 2000 from ($35,000) for the three months ended June 30, 1999, an increase of $10,000 or 28.6 %

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $2,019,000 to $1,159,000 for the three months ended June 30, 2000 from $3,178,000 for the three months ended June 30, 1999, a decrease of 63.5%. This is due primarily to the reduction of corporate staff and the settlement of prior litigation as disclosed in the 1999 10K. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $96,000 from $320,000 for the three months ended June 30, 1999 to $224,000 for the three months ended June 30, 2000. Vending general and administrative expenses decreased $28,000 to $89,000 for the three months ended June 30, 2000 from $117,000 for the three months ended June 30, 1999. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 7.6% for the three months ended June 30, 2000 and 11.9% for the three months ended June 30, 1999.

         Depreciation and amortization decreased to $3,523,000 for the three months ended June 30, 2000 from $3,606,000 for the three months ended June 30, 1999, a net decrease of $83,000 or 2.3%. .

         Net operating income increased to $4,453,000 for the three months ended June 30, 2000 from $4,239,000 for the three months ended June 30, 1999, an increase of $214,000 or 5.0%. Net operating income as a percent of total revenues was 23.4% for the three months ended June 30, 2000 as compared to 15.1% for the three months ended June 30, 1999.

         Interest expense decreased to $6,318,000 for the three months ended June 30, 2000 from $7,397,000 for the three months ended June 30, 1999, a decrease of $1,079,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the second quarter of 2000 as compared to the second quarter 1999.

         Gain on sale of properties amounted to $1,278,000 for the three months ended June 30, 1999 compared to $693,000 for the respective period in 2000. In four unrelated transactions, three properties were sold for $6.2 million in cash and $2.5 million in notes receivable and a vacant parcel of land was sold for cost during the quarter ending June 30, 2000.

         Net loss decreased to $714,000 for the three months ended June 30, 2000 from a net loss of $1,241,000 for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                    Supplemental Operating Results and Statistics
                                              --------------------------------------------------------------
                                                                       (unaudited)
                                                                Six Months Ended June 30
                                              --------------------------------------------------------------
                                                Motels Owned        Acquisitions/
                                                Both Periods        Divestitures           Consolidated
                                              -----------------   ------------------    --------------------
                                                2000     1999       2000      1999         2000       1999
                                              -------- --------   --------  --------    ---------  ---------
                                                        (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                             $23,717  $22,891    $ 4,183   $22,138     $ 27,900   $ 45,029
    Ancillary motel revenues                    1,924    1,733        160       954        2,084      2,687
                                              -------- --------   --------  --------    ---------  ---------
      Total motel operating revenues           25,641   24,624      4,343    23,092       29,984     47,716
  Motel costs and expenses:
    Motel operating expenses                   13,565   12,995      4,206    15,029       17,771     28,024
    Marketing and royalty fees                  1,830    1,629        362     1,605        2,192      3,234
    Depreciation and amortization               3,097    2,870      1,226     3,431        4,323      6,301
                                              -------- --------   --------  --------    ---------  ---------
      Total motel direct expenses              18,492   17,494      5,794    20,065       24,286     37,559
                                              -------- --------   --------  --------    ---------  ---------
                                              $ 7,149  $ 7,130    $(1,451)  $ 3,027        5,698     10,157
                                              ======== ========   ========  ========

Lease operations:
Lease revenues                                                                             4,512        630
Lease expenses                                                                               195         16
Depreciation and amortization                                                              2,376        438
                                                                                        ---------  ---------
                                                                                           1,941        176
Vending operations:
Vending revenues                                                                             480        447
Vending expenses                                                                             423        308
Depreciation and amortization                                                                 96        184
                                                                                        ---------  ---------
                                                                                             (39)       (45)
Corporate operations:
  Other revenues, net                                                                      1,469      1,025

  General and administrative expenses:
    Management Company Operations                                                          2,260      5,575
    Construction/Acquisition
        and Divestiture                                                                      379        440
    Vending general and administrative                                                       207        243
                                                                                        ---------  ---------
      Total general and administrative expenses                                            2,846      6,258
  Depreciation and amortization                                                              364        295
                                                                                        ---------  ---------
                                                                                          (1,741)    (5,528)
                                                                                        ---------  ---------
Net operating income                                                                    $  5,859   $  4,760
                                                                                        =========  =========

Other data:
Number of motels at period end (5)                 50       50          1        67           51        117
Number of rooms at period end (5)               4,421    4,424         70     4,811        4,491      9,235
Occupancy percentage (5)                        63.75%   63.74%     62.73%    60.02%       63.74%     61.71%
ADR (1) (5)                                   $ 46.23  $ 44.81    $ 47.94   $ 38.42     $  46.25   $  41.42
REVPAR (2) (5)                                $ 31.86  $ 30.72    $ 31.12   $ 24.05     $  36.68   $  27.09
Net operating income margin (3)                                                            16.08%      9.55%
Net motel revenue margin (4) (5)                43.19%   43.68%     27.44%    29.17%       35.92%     36.55%

----------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2000 and for the six months then ended, excludes amounts related to the sixty-nine motels which are leased to third party tenants.

         Total revenues decreased $13,373,000 to $36,445,000 for the six months ended June 30, 2000 from $49,818,000 for the six months ended June 30, 1999 or 26.8% primarily as a result of the leasing activity of the Company. As lessor of 69 motels at June 30, 2000 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $29,984,000 for the six months ended June 30, 2000 from $47,716,000 for the six months ended June 30, 1999, a decrease of $17,732,000 or 37.2%. The motel room revenues for motels owned during both periods increased approximately $826,000 or 3.6% which was offset by a decrease of $17,955,000 for acquired and divested motels, since January 1, 1999. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily rate ("ADR"). The ADR for the motels owned during both periods increased to $46.23 for the six months ended June 30, 2000 from $44.81 for the six months ended June 30, 1998, an increase of $1.42 or 3.2%. The occupancy percentage increased from 63.74% for the six months ended June 30, 1999 to 63.75% for the six months ended June 30, 1999. The REVPAR for motels owned during both periods increased to $31.86 for the six months ended June 30, 2000 from $30.72 for the six months ended June 30, 1999, an increase of $1.14 or 3.7%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $17,771,000 for the six months ended June 30, 2000 from $28,024,000 for the six months ended June 30, 1999, a net decrease of $10,253,000 or 36.6%. The cost of operating motels owned during both periods increased to $13,565,000 for the six months ended June 30, 2000 from $12,995,000 for the six months ended June 30, 1999, an increase of $570,000 or 4.4%. Motel operating expenses for motels acquired and divested since January 1, 1999 decreased to $4,206,000 for the six months ended June 30, 2000 from $15,029,000 for the six months ended June 30, 1999. Motel operating expenses as a percentage of motel revenues increased to 59.2% for the six months ended June 30, 2000 from 58.7% for the six months ended June 30, 1999. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 52.9% for the six months ended June 30, 2000 from 52.8% for the six months ended June 30, 1999.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $2,192,000 for the six months ended June 30, 2000 from $3,234,000 for the six months ended June 30, 1999, a decrease of $1,042,000 or 32.2%. The marketing and royalty fees for motels owned during both periods increased to $1,830,000 for the six months ended June 30, 2000 from $1,629,000 for the six months ended June 30, 1999, an increase of $201,000 or 12.3%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.7% for the six months ended June 30, 2000 from 7.1% for the six months ended June 30, 1999, an increase of 8.5%. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees due to the number of motels either sold or leased subsequent to June 30, 1999. Marketing and royalty fees for motels acquired and divested since January 1, 1999 decreased to $362,000 for the six months ended June 30, 2000 from $1,605,000 for the six months ended June 30, 1999.

         Lease operations increased to $1,941,000 for the six months ended June 30, 2000 from $176,000 for the six months ended June 30, 1999, an increase of $1,765,000, which results from an increase to 69 leased properties with an asset value of $108,162,000 at June 30, 2000 compared with 13 leased properties with an asset value of $22,691,000 at June 30, 1999.

         Vending operations increased to ($39,000) for the six months ended June 30, 2000 from ($45,000) for the six months ended June 30, 1999, an increase of $6,000 or 13.3 %

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $3,315,000 to $2,260,000 for the six months ended June 30, 2000 from $5,575,000 for the six months ended June 30, 1999, a decrease of 59.5%. This is due primarily to the reduction of corporate staff and the settlement of prior litigation as disclosed in the 1999 10K. The general and administrative expenses associated with Construction and Development decreased $61,000 from $440,000 for the six months ended June 30, 1999 to $379,000 for the six months ended June 30, 2000. Vending general and administrative expenses decreased $36,000 to $207,000 for the six months ended June 30, 2000 from $243,000 for the six months ended June 30, 1999. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 7.5% for the six months ended June 30, 2000 and 11.7% for the six months ended June 30, 1999.

         Depreciation and amortization decreased to $7,159,000 for the six months ended June 30, 2000 from $7,218,000 for the three months ended June 30, 1999, a net decrease of $59,000 or 0.8%.

         Net operating income increased to $5,859,000 for the six months ended June 30, 2000 from $4,760,000 for the six months ended June 30, 1999, an increase of $1,099,000 or 23.1%. This is a result of a decrease in management company operations expenses of $3,316,000 and in an increase of $1,765,000 in lease operations. Net motel revenues for motels acquired and divested since January 1, 1999 decreased $6,684,000. Net operating income as a percent of total revenues was 16.1% for the six months ended June 30, 2000 as compared to 9.6% for the six months ended June 30, 1999.

         Interest expense decreased to $12,845,000 for the six months ended June 30, 2000 from $14,703,000 for the six months ended June 30, 1999, a decrease of $1,858,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the six months ending June 30, 2000 as compared to the six months ending June 30, 1999.

         Gain on sale of properties amounted to $1,652,000 for the six months ended June 30, 1999 compared to $1,084,000 for the period ended June 30, 1998. In six unrelated transactions, six properties were sold for $7.9 million in cash and $6.5 million in notes receivable, also a vacant parcel of land was sold for cost during the six months ended June 30, 2000.

         Net loss decreased to $1,335,000 for the six months ended June 30, 2000 from a net loss of $5,149,000 for the six months ended June 30, 1999 primarily as a result of an increase of $1,099,000 in net operating income and an extraordinary gain net of tax of $2,255,000 on extinguishment of a portion of the subordinated notes payable.

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

                  In March 2000, the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes from an affiliate for a net gain of $3.7million. As part of the transaction the Company assumed a $4.4 million margin account liability with an annual interest rate of 9% paid monthly and due on demand.

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

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $2,706,000 and $4,054,000 for the six months ended June 30, 2000 and 1999, respectively. In addition, as of June 30, 2000, the Company had $2,395,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the six months ended June 30, 2000, cash and cash equivalents increased $3,228,000. This increase consisted of $4,653,000 of funds provided by investing activities and $513,000 of funds used in financing activities and $2,012,000 of funds used in operations. Net investing activities of $5,753,000 include: $1,096,000 of cash utilized for motel development and $2,706,000 expended on refurbishment of existing properties, offset by $10,099,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $544,000. Cash used in financing activities includes: $11,728,000 of cash utilized to repay indebtedness; and $764,000 of cash used for deferred financing costs and other items offset by $11,979,000 from proceeds from notes payable.

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

                                          MOA HOSPITALITY, INC.




December 20, 2000                 By:    /s/  Kurt M. Mueller
                                  -------------------------------------
                                  Kurt M. Mueller
                                  President and Chief Financial Officer


December 20, 2000                 By:    /s/   Blane P. Evans
                                  -------------------------------------
                                  Blane P. Evans
                                  Secretary and Treasurer