Form 10-Q
period 2000-09-30
MOA HOSPITALITY INC
filed 2001-03-26
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the  quarterly  period ended  September 30, 2000.

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
                                                         [ ] Yes    [X] No


         Number of shares of Common Stock, $.01 par value outstanding as of
December 31, 2000:   800,000.

                               INDEX TO FORM 10-Q

                                                                          Page
  Part I     Financial Information

  Item 1.    Financial Statements

             Condensed consolidated balance sheets - September 30, 2000     2
             (unaudited) and December 31, 1999.

             Condensed consolidated statements of operations -              3
             Three months ended September 30, 2000 and 1999
             and Nine months ended September 30, 2000 and 1999
             (unaudited).

             Condensed consolidated statements of cash flows -              4
             Nine months ended September 30, 2000 and 1999
             (unaudited).

             Notes to condensed consolidated financial statements -         5
             September 30, 2000 (unaudited).


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             General                                                        8

             Results of Operations                                          9

             Liquidity and Capital Resources                               15


  Part II    Other Information

  Item 1.    Legal Proceedings                                             16

  Item 2.    Changes in Securities                                         16

  Item 3.    Defaults upon Senior Securities                               16

  Item 4.    Submission of Matters to a Vote of Security Holders           16

  Item 5.    Other Information                                             16

  Item 6.    Exhibits and Reports on Form 8-K                              16


  Signatures                                                               17

                         PART I - FINANCIAL INFORMATION

Item 1.                       Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                   September 30,   December 31,
                                                       2000             1999
                                                   -------------   -------------
                                                    (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                        $     13,041    $      4,422
  Accounts receivable from property operations            2,122           1,814
  Operating supplies and prepaid expenses                 1,928           1,968
  Current portion of mortgage and notes receivable          660           1,608
                                                   -------------   -------------
  Total Current Assets                                   17,751           9,812
Investment property:
  Operating properties,
   net of accumulated depreciation                      238,959         256,609
  Land held for development                               6,328           4,938
                                                   -------------   -------------
  Total investment property                             245,287         261,547
Other Assets:
  Deposits and other assets                              10,841           5,532
  Mortgage and other notes receivable,
   less current portion                                  25,105          23,448
  Financing and other deferred costs,
   net of accumulated amortization of
   $13,154 in 2000 and $10,925 in 1999                   12,291          12,866
                                                   -------------   -------------
  Total Other Assets                                     48,237          41,846
                                                   -------------   -------------
   Total Assets                                    $    311,275    $    313,205
                                                   =============   =============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable                           $        793    $      1,714
  Real estate taxes payable                               1,455           2,018
  Accrued interest payable                                4,771           2,713
  Other accounts payable and accrued expenses             6,254          10,194
  Other liabilities - tenant sites                       26,307          11,501
  Current portion of long-term debt                      28,538          13,154
                                                   -------------   -------------
  Total Current Liabilities                              68,118          41,294

Net deferred tax liabilty                                 2,526             105

Long-term debt, less current portion:
  Mortgage and other notes payable                      191,475         211,525
  12% Senior Subordinated Notes, net of
   unamortized discount of $925 in 2000
   and $1,401 in 1999                                    33,480          43,501
                                                   -------------   -------------
  Total Long-term debt, excluding current portion       224,955         255,026
                                                   -------------   -------------
  Total Liabilities                                     295,599         296,425
                                                   -------------   -------------

  Minority Interests                                      1,720           1,709
  Stockholders' equity:
  Common stock, $.01 par value, 1,500,000
   shares authorized; 800,000 shares issued
   and outstanding                                            8               8
  Additional paid-in capital                             15,294          15,294
  Retained earnings (deficit)                            (1,346)           (231)
                                                   -------------   -------------
  Total Stockholders' Equity                             13,956          15,071
                                                   -------------   -------------
   Total Liabilities and Stockholders' Equity      $    311,275    $    313,205
                                                   =============   =============



     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                     Three Months Ended           Nine Months Ended
                                                        September 30                 September 30
                                                 -------------------------    -------------------------
                                                     2000          1999           2000          1999
                                                 -----------   -----------    -----------   -----------
Revenues:
  Motel operating revenues                       $   17,458    $   30,027     $   47,442    $   77,743
  Lease revenues                                      2,822           709          7,334         1,339
  Vending revenues                                      287           263            767           711
  Other revenues                                        766           635          2,235         1,658
                                                 -----------   -----------    -----------   -----------
Total revenues                                       21,333        31,634         57,778        81,451
Costs and expenses:
  Motel operating expenses                            7,759        14,679         25,530        42,703
  Marketing and royalty fees                          1,188         2,116          3,380         5,350
  General and administrative                          1,463         1,976          4,309         8,234
  Lease expenses                                        115            83            310            99
  Vending expenses                                      338           207            761           515
  Depreciation and amortization                       3,829         2,982         10,988        10,199
                                                 -----------   -----------    -----------   -----------
Total direct expenses                                14,692        22,043         45,278        67,100
                                                 -----------   -----------    -----------   -----------
Net operating income                                  6,641         9,591         12,500        14,351
Interest expense                                      6,180         7,627         19,025        22,330
                                                 -----------   -----------    -----------   -----------
Income (loss) from operations                           461         1,964         (6,525)       (7,979)
Minority interests                                      (35)          (11)           (11)          (16)
Gain (loss) on sale of properties                       (67)          358          1,017         2,010
                                                 -----------   -----------    -----------   -----------
Income (loss) before income taxes
   and extraordinary item                               359         2,311         (5,519)       (5,985)
Income tax expense (benefit)                            140           932         (2,148)       (2,215)
                                                 -----------   -----------    -----------   -----------
Income (loss) before extraordinary item                 219         1,379         (3,371)       (3,770)
Gain on early extinguishment of debt, net of
   applicable income taxes of $1,437                      -             -          2,255             -
                                                 -----------   -----------    -----------   -----------
Net Income (loss)                                $      219    $    1,379     $   (1,116)   $   (3,770)
                                                 ===========   ===========    ===========   ===========

Income (loss) per common share:
   Income (loss) before extraordinary item       $     0.27    $     1.72     $    (4.21)   $    (4.71)
   Extraordinary item                                     -             -           2.82                  -
                                                 -----------   -----------    -----------   -----------
   Net Income (loss) per common share
    (basic and diluted)                          $     0.27    $     1.72     $    (1.39)   $    (4.71)
                                                 ===========   ===========    ===========   ===========



Weighted average number of
   common shares outstanding                        800,000       800,000        800,000       800,000
                                                 ===========   ===========    ===========   ===========



     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                               Nine Months Ended
                                                                 September 30
                                                          -------------------------
                                                              2000            1999
                                                          -----------   -----------
Cash flows used in operating activities:
  Net loss                                                $   (1,116)   $   (3,770)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                         11,064        10,463
  Minority interests of others in net loss
    from operations                                               11            16
  Deferred income taxes                                        2,421         1,302
  Gain on early extinguishment of debt                        (3,692)            -
  Gain on sale of properties                                  (1,017)       (2,010)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                       (309)         (531)
      Operating supplies, prepaid expenses,
        deposits and other assets                             (5,970)      (18,714)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                  3,005         3,132
        Accrued interest payable                               2,058         2,648
                                                          -----------   -----------
Net cash provided by (used in) operating activities            6,455        (7,464)
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties        (2,201)       (6,600)
  Refurbishment of investment properties                      (3,909)       (4,372)
  Net proceeds from sale of investment properties              7,241         6,640
  Cash restricted for refurbishment of properties               (627)        1,379
  Collections on mortgage and other notes receivable           6,917         2,340
                                                          -----------   -----------
Net cash provided by (used in) investing activities            7,421          (613)
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                 11,979        37,948
  Repayment of notes payable                                 (16,645)      (38,542)
  Distributions to minority interests                              -             -
  Deferred financing costs                                      (591)       (2,463)
                                                          -----------   -----------
Net cash (used in) financing activities                       (5,257)       (3,057)
                                                          -----------   -----------
Net increase (decrease) in cash and cash equivalents           8,619       (11,134)
Cash and cash equivalents at beginning of period               4,422        19,582
                                                          -----------   -----------
Cash and cash equivalents at end of period                $   13,041    $    8,448
                                                          ===========   ===========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest           $   16,809    $   19,682
                                                          ===========   ===========
       Cash paid (net of refunds received) during the
            period for income taxes                       $      172    $   14,555
                                                          ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 1999. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation, which have not changed operations or stockholders' equity.

2.  DIVESTITURES AND LEASING ACTIVITIES

         In January through September 2000, the Company leased thirty-one of its operating properties to third party operators under terms similar to previous operating leases executed by the Company.

         In January through September 2000, the Company sold six of its lodging facilities for approximately $14.5 million consisting of $8.0 million of cash and $6.5 million in notes receivable. Four properties were sold for a gain of $1 million. The other two properties were sold at a loss in the amount of $1.2 million that was previously recorded at December 31, 1999 as part of the impairment loss provision. The company also sold a vacant parcel of land for its carrying value.

         In October through December 31, 2000, the Company leased an additional two of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In October through December 31, 2000, the Company sold two of its lodging facilities for cash of approximately $5.5 million and a gain of approximately $1.2 million. One property was originally leased and the third party exercised its purchase option.

3. MORTGAGE AND OTHER NOTES PAYABLE

                  In January 2000, the Company borrowed $1.7 million at prime plus .5% with monthly principal payments of $212,500 due October 1, 2000.

                  In March 2000, the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes from an affiliate for a pre-tax gain of $3.7 million. As part of the transaction the Company assumed a $4.4 million margin account loan payable on demand with an annual interest rate of 9% and recorded a $1.4 million adjustment to income taxes payable to the parent.

                  In April 2000, the Company borrowed $2,100,000 at 9.25% with monthly principal and interest payments of $19,408 due in seven years, secured by one property in Merrimack, New Hampshire.

                  In May 2000, the Company borrowed $3,300,000 at 10.5% for four years with monthly principal and interest payments of $84,491.

                  During the fourth quarter of 2000, the Company repurchased an additional $20.9 million of the 12% Senior Subordinated Notes from an affiliate for a pre-tax gain of $6.6 million. As part of the transaction the Company assumed $3.7 million in loans with an annual interest rate of 12% and recorded a $2.6 million adjustment to income taxes payable to the parent.

3. MORTGAGE AND OTHER NOTES PAYABLE  - CON'T

                  In November 2000, the Company refinanced an existing loan for $3,000,000 at 9% with monthly principal and interest payments of $26,992 due in ten years, secured by one property in Milford, Massachusetts.

                  In November 2000, the Company refinanced an existing loan for $4,500,000 at 13.5% due in twelve months.


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

6. SEGMENTS

                  As of September 30, 2000 the Company, directly and through subsidiaries, owned 120 lodging facilities in 39 states. The Company owns a 100% interest in all but two of its properties. The Company operates forty-five of its motels and leases seventy-five of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                       Three months ended            Nine months ended
                                                          September 30                 September 30
                                                         (in thousands)               (in thousands)
                                                     -----------------------      -----------------------

                                                       2000          1999           2000          1999
                                                     ---------     ---------      ---------     ---------
Motel operations:
  Motel operating revenue:
    Room revenues                                    $ 16,355      $ 28,468       $ 44,256      $ 73,497
    Ancillary motel revenues                            1,103         1,559          3,186         4,246
                                                     ---------     ---------      ---------     ---------
       Total motel operating revenues                  17,458        30,027         47,442        77,743
  Motel costs and expenses:
    Motel operating expenses                            7,759        14,679         25,530        42,703
    Marketing and royalty fees                          1,188         2,116          3,380         5,350
    Depreciation and amortization                       1,753         2,429          6,076         8,730
                                                     ---------     ---------      ---------     ---------
       Total motel direct expenses                     10,700        19,224         34,986        56,783
                                                     ---------     ---------      ---------     ---------
                                                        6,758        10,803         12,456        20,960
Lease Operations
   Lease  revenues                                      2,822           709          7,334         1,339
   Lease  expenses                                        115            83            310            99
   Depreciation and amortization                        1,700           364          4,076           802
                                                     ---------     ---------      ---------     ---------
                                                        1,007           262          2,948           438
Vending Operations
   Vending  revenues                                      287           263            767           711
   Vending  expenses                                      338           207            761           515
   Depreciation and amortization                           52            37            148           221
                                                     ---------     ---------      ---------     ---------
                                                         (103)           19           (142)          (25)

Corporate Operations
  Other revenues                                          766           635          2,235         1,658
  General and administrative expenses:
    Management Company Operations                       1,121         1,670          3,383         7,245
    Construction/Acquisition and Divestiture              230           192            607           632
    Vending - general and administrative                  112           114            319           357
                                                     ---------     ---------      ---------     ---------
      Total general and administrative expenses         1,463         1,976          4,309         8,234
Depreciation and amortization                             324           152            688           446
                                                     ---------     ---------      ---------     ---------
                                                       (1,021)       (1,493)        (2,762)       (7,022)
                                                     ---------     ---------      ---------     ---------
Net operating income                                    6,641         9,591         12,500        14,351
  Interest expense                                      6,180         7,627         19,025        22,330
                                                     ---------     ---------      ---------     ---------
Income (loss) from operations                             461         1,964         (6,525)       (7,979)
  Minority interests                                      (35)          (11)           (11)          (16)
  Gain on sale of properties                              (67)          358          1,017         2,010
                                                     ---------     ---------      ---------     ---------
Income (loss) before income taxes
   And extraordinary item                                 359         2,311         (5,519)       (5,985)
Income tax (benefit) expense                              140           932         (2,148)       (2,215)
                                                     ---------     ---------      ---------     ---------
Income (loss) before extraordinary item                   219         1,379         (3,371)       (3,770)
  Gain on early extinguishment of debt                      0             0          2,255             0
                                                     ---------     ---------      ---------     ---------
Net Income (loss)                                    $    219      $  1,379       $ (1,116)     $ (3,770)
                                                     =========     =========      =========     =========

Total Assets:
Motel Operations                                                                  $150,348      $241,747
Lease Operations                                                                   122,035        49,363
Corporate and other                                                                 38,892        49,696
                                                                                  ---------     ---------
                                                                                  $311,275      $340,806
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

THIS  DISCUSSION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE  INTERIM  CONDENSED
CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                          Supplemental Operating Results and Statistics
                                                   ----------------------------------------------------------
                                                                 Three Months Ended September 30
                                                   ----------------------------------------------------------
                                                      Motels Owned       Acquisitions/
                                                      Both Periods        Divestitures       Consolidated
                                                   ------------------  ------------------  ------------------
                                                     2000      1999      2000      1999      2000      1999
                                                   --------  --------  --------  --------  --------  --------
                                                            (dollars in thousands, except Other data)
     Motel operations:
       Motel operating revenues:
         Room revenues                             $15,079   $14,802   $ 1,276   $13,666   $16,355   $28,468
         Ancillary motel revenues                    1,006       993        97       566     1,103     1,559
                                                   --------  --------  --------  --------  --------  --------
           Total motel operating revenues           16,085    15,795     1,373    14,232    17,458    30,027
       Motel costs and expenses:
         Motel operating expenses                    6,614     6,179     1,145     8,500     7,759    14,679
         Marketing and royalty fees                  1,080     1,012       108     1,104     1,188     2,116
         Depreciation and amortization               1,532     1,311       221     1,118     1,753     2,429
                                                   --------  --------  --------  --------  --------  --------
           Total motel direct expenses               9,226     8,502     1,474    10,722    10,700    19,224
                                                   --------  --------  --------  --------  --------  --------
                                                   $ 6,859   $ 7,293   $  (101)  $ 3,510     6,758    10,803
                                                   ========  ========  ========  ========

     Lease operations:
     Lease revenues                                                                          2,822       709
     Lease expenses                                                                            115        83
     Depreciation and amortization                                                           1,700       364
                                                                                           --------  --------
                                                                                             1,007       262
     Vending operations:
     Vending revenues                                                                          287       263
     Vending expenses                                                                          338       207
     Depreciation and amortization                                                              52        37
                                                                                           --------  --------
                                                                                              (103)       19
     Corporate operations:
       Other revenues, net                                                                     766       635

     General and administrative expenses:
       Management Company Operations                                                         1,121     1,670
       Construction/Acquisition
           and Divestiture                                                                     230       192
       Vending general and administrative                                                      112       114
                                                                                           --------  --------
       Total general and administrative expenses                                             1,463     1,976
       Depreciation and amortization                                                           324       152
                                                                                           --------  --------
                                                                                            (1,021)   (1,493)
                                                                                           --------  --------
     Net operating income                                                                  $ 6,641   $ 9,591
                                                                                           ========  ========

     Other data:
     Number of motels at period end (5)                 44        44         1        56        45       100
     Number of rooms at period end (5)               3,821     3,825        70     4,106     3,891     7,931
     Occupancy percentage (5)                        78.32%    79.16%    78.07%    64.59%    78.32%    70.74%
     ADR (1) (5)                                   $ 54.76   $ 53.13   $ 59.06   $ 43.92   $ 54.83   $ 48.27
     REVPAR (2) (5)                                $ 45.75   $ 44.88   $ 47.45   $ 29.54   $ 45.78   $ 36.02
     Net operating income margin (3)                                                         31.13%    30.32%
     Net motel revenue margin (4) (5)                55.62%    58.12%    47.22%    33.87%    52.04%    46.48%

     ---------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At September 30, 2000 and for the three months then ended, excludes amounts related to the seventy-five motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $21,333,000 for the three months ended September 30, 2000 from $31,634,000 for the three months ended September 30, 1999, a decrease of $10,301,000 or 32.6% primarily as a result of the leasing activity of the Company. As lessor of 75 motels at September 30, 2000 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $17,458,000 for the three months ended September 30, 2000 from $30,027,000 for the three months ended September 30, 1999, a decrease of $12,569,000 or 41.9%. The motel revenues for motels owned during both periods increased approximately $277,000 which was offset by a decrease of $12,390,000 in motel revenues for motels acquired and divested since July 1, 1999. Motel revenues for motels owned during both periods increased 1.9%. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily rate ("ADR"). The ADR for the motels owned during both periods increased to $54.76 for the three months ended September 30, 2000 from $53.13 for the three months ended September 30, 1999, an increase of $1.63 or 3.1%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $45.75 for the three months ended September 30, 2000 from $44.88 for the three months ended September 30, 1999, an increase of $0.87 or 1.9%. The acquired and divested motels had an occupancy percentage of 78.07%, an ADR of $59.06 and REVPAR of $47.45 for the three months ended September 30, 2000.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $7,759,000 for the three months ended September 30, 2000 from $14,679,000 for the three months ended September 30, 1999, a net decrease of $6,920,000 or 47.1%. Motel operating expenses for motels acquired and divested since July 1, 1999 decreased to $1,145,000 for the three months ended September 30, 2000 from $8,500,000 for the three months ended September 30, 1999, a decrease of $7,355,000 or 86.5%. The decrease was partially offset by an increase of $435,000 or 7.0% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $6,614,000 for the three months ended September 30, 2000 from $6,179,000 for the three months ended September 30, 1999. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues decreased to 44.4% for the three months ended September 30, 2000 from 48.9% for the three months ended September 30, 1999. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 41.1% for the three months ended September 30, 2000 from 39.1% for the three months ended September 30, 1999.


         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $1,188,000 for the three months ended September 30, 2000 from $2,116,000 for the three months ended September 30, 1999, a decrease of $928,000 or 43.9%. The marketing and royalty fees for motels owned during both periods increased to $1,080,000 for the three months ended September 30, 2000 from $1,012,000 for the three months ended September 30, 1999, an increase of $68,000 or 6.7%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.2% for the three months ended September 30, 2000 from 6.8% for the three months ended September 30, 1999. The increase in marketing and royalty fees for motels owned in both periods are principally due to additional marketing efforts to maintain or increase the occupancy percentage.

         Lease operations increased to $1,007,000 for the three months ended September 30, 2000 from $262,000 for the three months ended September 30, 1999, an increase of $745,000, which results from an increase to 75 leased properties with an asset value of $188,292,000 at September 30, 2000 compared with 29 leased properties with an asset value of $49,363,000 at September 30, 1999.

         Vending operations decreased to a loss of $103,000 for the three months ended September 30, 2000 from a profit of $19,000 for the three months ended September 30, 1999, a decrease of $122,000.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $549,000 to $1,121,000 for the three months ended September 30, 2000 from $1,670,000 for the three months ended September 30, 1999, a decrease of 32.9%. This is due primarily to the reduction of corporate staff. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $38,000 from $192,000 for the three months ended September 30, 1999 to $230,000 for the three months ended September 30, 2000. Vending general and administrative expenses decreased $2,000 to $112,000 for the three months ended Sept 30, 2000 from $114,000 for the three months ended September 30, 1999. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 6.4% for the three months ended September 30, 2000 and 5.6% for the three months ended September 30, 1999.

         Depreciation and amortization increased to $3,829,000 for the three months ended September 30, 2000 from $2,982,000 for the three months ended September 30, 1999, a net increase of $847,000 or 28.4%.

         Net operating income decreased to $6,641,000 for the three months ended September 30, 2000 from $9,591,000 for the three months ended September 30, 1999, a decrease of $2,950,000 or 30.8%. Net operating income as a percent of total revenues was 31.1% for the three months ended September 30, 2000 as compared to 30.3% for the three months ended September 30, 1999.

         Interest expense decreased to $6,180,000 for the three months ended September 30, 2000 from $7,627,000 for the three months ended September 30, 1999, a decrease of $1,447,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the third quarter of 2000 as compared to the third quarter 1999.

         Gain on sale of properties amounted to $358,000 for the three months ended September 30, 1999 compared to a loss of $67,000 for the respective period in 2000.

         Net income decreased to $219,000 for the three months ended September 30, 2000 from a net income of $1,379,000 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                         Supplemental Operating Results and Statistics
                                                 -------------------------------------------------------------
                                                                 Nine Months Ended September 30
                                                 -------------------------------------------------------------
                                                    Motels Owned         Acquisitions/
                                                    Both Periods         Divestitures          Consolidated
                                                 ------------------   ------------------    ------------------
                                                   2000      1999       2000      1999        2000      1999
                                                 --------  --------   --------  --------    --------  --------
                                                           (dollars in thousands, except Other data)
     Motel operations:
       Motel operating revenues:
         Room revenues                           $36,282   $35,157    $ 7,974   $38,340     $44,256   $73,497
         Ancillary motel revenues                  2,840     2,627        346     1,619       3,186     4,246
                                                 --------  --------   --------  --------    --------  --------
           Total motel operating revenues         39,122    37,784      8,320    39,959      47,442    77,743
       Motel costs and expenses:
         Motel operating expenses                 18,527    17,518      7,003    25,185      25,530    42,703
         Marketing and royalty fees                2,709     2,467        671     2,883       3,380     5,350
         Depreciation and amortization             4,323     3,889      1,753     4,841       6,076     8,730
                                                 --------  --------   --------  --------    --------  --------
           Total motel direct expenses            25,559    23,874      9,427    32,909      34,986    56,783
                                                 --------  --------   --------  --------    --------  --------
                                                 $13,563   $13,910    $(1,107)  $ 7,050      12,456    20,960
                                                 ========  ========   ========  ========

     Lease operations:
     Lease revenues                                                                           7,334     1,339
     Lease expenses                                                                             310        99
     Depreciation and amortization                                                            4,076       802
                                                                                            --------  --------
                                                                                              2,948       438
     Vending operations:
     Vending revenues                                                                           767       711
     Vending expenses                                                                           761       515
     Depreciation and amortization                                                              148       221
                                                                                            --------  --------
                                                                                               (142)      (25)
     Corporate operations:
       Other revenues, net                                                                    2,235     1,658

     General and administrative expenses:
       Management Company Operations                                                          3,383     7,245
       Construction/Acquisition
           and Divestiture                                                                      607       632
       Vending general and administrative                                                       319       357
                                                                                            --------  --------
       Total general and administrative expenses                                              4,309     8,234
       Depreciation and amortization                                                            688       446
                                                                                            --------  --------
                                                                                             (2,762)   (7,022)
                                                                                            --------  --------
     Net operating income                                                                   $12,500   $14,351
                                                                                            ========  ========

     Other data:
     Number of motels at period end (5)               44        44          1        56          45       100
     Number of rooms at period end (5)             3,821     3,825         70     4,106       3,891     7,931
     Occupancy percentage (5)                      69.95%    69.93%     67.88%    62.12%      69.91%    65.29%
     ADR (1) (5)                                 $ 49.53   $ 48.13    $ 52.24   $ 40.52     $ 49.58   $ 43.83
     REVPAR (2) (5)                              $ 37.36   $ 36.17    $ 36.60   $ 26.23     $ 37.35   $ 30.27
     Net operating income margin (3)                                                          21.63%    17.62%
     Net motel revenue margin (4) (5)              49.30%    50.63%     36.08%    31.01%      41.87%    40.40%

     --------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At September 30, 2000 and for the nine months then ended, excludes amounts related to the seventy-five motels which are leased to third party tenants.

         Total revenues decreased $23,673,000 to $57,778,000 for the nine months ended September 30, 2000 from $81,451,000 for the nine months ended September 30, 1999 or 29.1% primarily as a result of the leasing activity of the Company. As lessor of 75 motels at September 30, 2000 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $47,442,000 for the nine months ended September 30, 2000 from $77,743,000 for the nine months ended September 30, 1999, a decrease of $30,301,000 or 39.0%. The motel room revenues for motels owned during both periods increased approximately $1,125,000 or 3.2% which was offset by a decrease of $30,366,000 for acquired and divested motels, since January 1, 1999. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the average daily rate ("ADR"). The ADR for the motels owned during both periods increased to $49.53 for the nine months ended September 30, 2000 from $48.13 for the nine months ended September 30, 1999, an increase of $1.40 or 2.9%. The occupancy percentage increased from 69.93% for the nine months ended September 30, 1999 to 69.95% for the nine months ended September 30, 1999. The REVPAR for motels owned during both periods increased to $37.36 for the nine months ended September 30, 2000 from $36.17 for the nine months ended September 30, 1999, an increase of $1.19 or 3.3%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $25,530,000 for the nine months ended September 30, 2000 from $42,703,000 for the nine months ended September 30, 1999, a net decrease of $17,173,000 or 40.2%. The cost of operating motels owned during both periods increased to $18,527,000 for the nine months ended September 30, 2000 from $17,518,000 for the nine months ended September 30, 1999, an increase of $1,009,000 or 5.8%. Motel operating expenses for motels acquired and divested since January 1, 1999 decreased to $7,003,000 for the nine months ended September 30, 2000 from $25,185,000 for the nine months ended September 30, 1999. Motel operating expenses as a percentage of motel revenues decreased to 53.8% for the nine months ended September 30, 2000 from 54.9% for the nine months ended September 30, 1999. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 47.4% for the nine months ended September 30, 2000 from 46.4% for the nine months ended September 30, 1999.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $3,380,000 for the nine months ended September 30, 2000 from $5,350,000 for the nine months ended September 30, 1999, a decrease of $1,970,000 or 36.9%. The marketing and royalty fees for motels owned during both periods increased to $2,709,000 for the nine months ended September 30, 2000 from $2,467,000 for the nine months ended September 30, 1999, an increase of $242,000 or 9.8%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.5% for the nine months ended September 30, 2000 from 7.0% for the nine months ended September 30, 1999, an increase of 7.1%. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees due to the number of motels either sold or leased subsequent to September 30, 1999. Marketing and royalty fees for motels acquired and divested since January 1, 1999 decreased to $671,000 for the nine months ended September 30, 2000 from $2,883,000 for the nine months ended September 30, 1999.

         Lease operations increased to $2,948,000 for the nine months ended September 30, 2000 from $438,000 for the nine months ended September 30, 1999, an increase of $2,510,000, which results from an increase to 75 leased properties with an asset value of $188,292,000 at September 30, 2000 compared with 29 leased properties with an asset value of $49,363,000 at September 30, 1999.

         Vending operations losses increased to $142,000 for the nine months ended September 30, 2000 from a loss of $25,000 for the nine months ended September 30, 1999, an increase of $117,000.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $3,862,000 to $3,383,000 for the nine months ended September 30, 2000 from $7,245,000 for the nine months ended September 30, 1999, a decrease of 53.3%. This is due primarily to the reduction of corporate staff and the settlement of prior litigation as disclosed in the 1999 10K. The general and administrative expenses associated with the Construction/Acquisition and Divestiture division decreased $25,000 from $632,000 for the nine months ended September 30, 1999 to $607,000 for the nine months ended September 30, 2000. Vending general and administrative expenses decreased $38,000 to $319,000 for the nine months ended September 30, 2000 from $357,000 for the nine months ended September 30, 1999. As a percentage of total motel operating revenues, Management Operations general and administrative expenses were 7.1% for the nine months ended September 30, 2000 and 9.3% for the nine months ended September 30, 1999.
         Depreciation and amortization increased to $10,988,000 for the nine months ended September 30, 2000 from $10,199,000 for the nine months ended September 30, 1999, a net increase of $789,000 or 7.7%.

         Net operating income decreased to $12,500,000 for the nine months ended September 30, 2000 from $14,351,000 for the nine months ended September 30, 1999, a decrease of $1,851,000 or 12.9%. Net motel revenues for motels acquired and divested since January 1, 1999 decreased $11,245,000. Net operating income as a percent of total revenues was 21.6% for the nine months ended September 30, 2000 as compared to 17.6% for the nine months ended September 30, 1999.

         Interest expense decreased to $19,025,000 for the nine months ended September 30, 2000 from $22,330,000 for the nine months ended September 30, 1999, a decrease of $3,305,000 or 14.8%. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the nine months ending September 30, 2000 as compared to the nine months ending September 30, 1999.

         Gain on sale of properties amounted to $2,010,000 for the nine months ended September 30, 1999 compared to $1,017,000 for the period ended Sept 30, 2000. In six unrelated transactions, six properties were sold for $7.9 million in cash and $6.5 million in notes receivable, also a vacant parcel of land was sold for cost during the nine months ended September 30, 2000.

         Net loss decreased to $1,116,000 for the nine months ended September 30, 2000 from a net loss of $3,770,000 for the nine months ended September 30, 1999 primarily as a result of an extraordinary gain net of tax of $2,255,000 on extinguishment of a portion of the subordinated notes payable.

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

                  In October 2000, the Company repurchased an additional $20.9 million of the 12% Senior Subordinated Notes from an affiliate for a pre-tax gain of $6.6 million. As part of the transaction the Company assumed loans in the amount of $2.0 million with an annual interest rate of 12% due April 14, 2004, $0.6 million with an annual interest rate of 12% due April 14, 2004 and $1.1 million with an annual interest rate of 12% due December 22, 2001. The Company also recorded a $2.6 million adjustment to income taxes payable to the parent as part of this transaction.

           In November 2000, the Company refinanced an existing loan for $3,000,000 at 9% with monthly principal and interest payments of $26,992 due in ten years, secured by one property in Milford, Massachusetts.

                  In November 2000, the Company refinanced an existing loan for $4,500,000 at 13.5 % due in twelve months.

                The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations.

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $3,909,000 and $4,372,000 for the nine months ended September 30, 2000 and 1999, respectively. In addition, as of September 30, 2000, the Company had $2,478,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the nine months ended September 30, 2000, cash and cash equivalents increased $8,619,000. This increase consisted of $7,421,000 of funds provided by investing activities and $6,455,000 of funds provided by operations net of $5,257,000 of funds used in financing activities. Net investing activities of $7,421,000 include: $2,201,000 of cash utilized for motel development and
$3,909,000 expended on refurbishment of existing properties, offset by $14,158,000 of cash provided from the sale of investment properties and collections  on  mortgage  and  other  notes  receivable  and a  change  in cash restricted for refurbishment of $627,000. Cash used in financing activities includes: $16,645,000 of cash utilized to repay indebtedness; and $591,000 of cash used for deferred financing costs and other items offset by $11,979,000 from proceeds from notes payable.

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

                                          MOA HOSPITALITY, INC.



December 31, 2000                      By:    /s/  Kurt M. Mueller
                                          ---------------------------------
                                          Kurt M. Mueller
                                          President and Chief Financial Officer


December 31, 2000                      By:    /s/   Blane P. Evans
                                          ---------------------------------
                                          Blane P. Evans
                                          Secretary and Treasurer