Form 10-K
period 2000-12-31
MOA HOSPITALITY INC
filed 2001-08-01
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                                   (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.
                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________

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



Number of shares of Common Stock, $.01 par value outstanding as of May 30, 2001: 800,000

                            INDEX TO FORM 10-K

                                                                       Page
                                Part I

Item 1.     Business                                                     3

Item 2.     Properties                                                   9

Item 3.     Legal Proceedings                                           14

Item 4.     Submission of Matters to a Vote of Security Holders         14


                                Part II

Item 5.     Market for Registrant's Common Equity and                   14
            Related Stockholder Matters

Item 6.     Selected Financial Data                                     15

Item 7.     Management's Discussion and Analysis of                     16
            Financial Condition and Results of Operations

Item 7A.    Quantitative and Qualitative Disclosure                     25
            About Market Risk

Item 8.     Financial Statements and Supplementary Data                 26

Item 9.     Changes in and Disagreements with Accountants               26
            on Accounting and Financial Disclosure


                                Part III

Item 10.    Directors and Executive Officers of the Registrant          27

Item 11.    Executive Compensation                                      29

Item 12.    Security Ownership of Certain Beneficial Owners             30
            and Management

Item 13.    Certain Relationships and Related Transactions              30


                                Part IV

Item 14.    Exhibits, Financial Statement Schedules, and                31
            Reports on Form 8-K

ITEM 1.    BUSINESS

 General

           MOA Hospitality, Inc. and its subsidiaries ("MOA" or the "Company") is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 2000, the Company, directly and through subsidiaries, owned 118 lodging facilities located in 38 states with a total of 9,175 rentable guestrooms. The Company owns a 100% interest in all but one of its properties. At December 31, 2000, the Company operated all of its motels with the exception of seventy-five motels that were leased to and operated by third-party tenants pursuant to operating leases. The Company's largest concentrations of lodging facilities are located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 10 lodging facilities in Illinois. Properties owned in the states of Illinois and Georgia at December 31, 2000, accounted for 3.7% and 6.1% of consolidated motel operating revenues for the year ended December 31, 2000, respectively. One hundred and seven of the Company's lodging facilities are operated pursuant to franchise or license agreements under the following national brand names: Best Western, Comfort Inn, Day's Inn, Microtel, Howard Johnson, Ramada, Ltd., Super 8 and Travelodge. Ninety-five of the franchise or license agreements are with brands owned by Cendant Corporation including eighty-two with Super 8 Motels, Inc., a wholly owned subsidiary of Cendant Corporation. MOA believes its lodging facilities benefit from affiliating with national brands primarily due to the national brand name recognition achieved through national advertising and product distribution. In addition, the franchisor or licensor typically provide additional services such as: central reservation services, sponsorship of customer loyalty programs, exposure in published travel directories, leads with respect to group tour business and other professional services such as quality assurance inspections.

           The Company was incorporated in 1986 under the laws of the State of Delaware to continue the business commenced by its predecessors in 1982. The Company's principal executive offices are located at 701 Lee Street, Suite 1000, Des Plaines, Illinois 60016, telephone (847) 803-1200.

 Recent History

           The Company, has experienced deterioration in its operating performance over the past several years. The following table summarizes the recent operating performance of the Company (in 000's):

                                                     1996        1997        1998          1999          2000
                                                   --------    --------   ---------     ---------     ---------
Loss from Operations prior to Impairment
Losses and Restructuring Costs                     $(1,080)    $(3,137)   $(11,474)     $(13,485)     $(12,145)

Impairment Losses and Restructuring Costs                -      (3,276)     (9,300)       (1,378)            -
                                                   --------    --------   ---------     ---------     ---------
Loss from Operations                               $(1,080)    $(6,413)   $(20,774)     $(14,863)     $(12,145)
                                                   ========    ========   =========     =========     =========

           The Company, through its aggressive leasing and sales efforts during 1999 and 2000 has been able to either stabilize net income on some of its non-core locations by establishing a fixed lease income, or by selling other non-desirable locations. The Company believes it is now positioned to continue concentrating its efforts on the remaining core locations to maintain and or increase the upward trend.

           The Company had attributed the deterioration in its operating performance to a myriad of factors, including but not limited to, a significant increase in competitive supply resulting from the extensive building of new motel properties in the markets in which the Company competes. Also increases in certain operating costs including labor due to the historically low levels of unemployment requiring the Company to compete with other industries for qualified employees. Based on a property-by-property review, the Company believed it was unlikely that it would realize the carrying value of certain of its assets due to a deterioration in their operating performance caused by factors outside of management's control. As a result of this review, the Company recorded an impairment loss of $928,000 and a restructuring charge of $450,000 in 1999. In 1998, the Company recorded an impairment loss of $9.3 million. In 1997, the Company also recorded impairment losses of $2.5 million and restructuring charges of $750,000. As discussed below, the Company has undertaken a number of transactions during the period presented above including acquisitions, development and sales of properties along with refinancing of the Company's mortgage debt. The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, including the remaining $13.5 million 12% Senior Subordinated Notes in 2004.

           Since December 31, 1996, the Company has had a net decrease in the number of lodging properties owned from 135 properties to 118 properties at December 31, 2000. A summary of the significant transactions with respect to the number of lodging properties owned and operated by the Company that have occurred since January 1, 1997 through April 20, 2000 is as follows:

           In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. In connection with the construction loan facility, the Company had guaranteed completion of the construction of each property and the subsidiary acquiring the properties had guaranteed the construction loan facility to a maximum of $10.0 million. This facility provided for, among other things, interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment in full of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20.0 million of borrowing under the facility. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under the $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with no further borrowings available with this loan facility. At December 31, 2000, approximately $14.7 million of borrowings were outstanding under the $150.0 million CSFB secured loan facility. Ten properties and a pledge of the common stock of the subsidiary that owns such properties secure the amount outstanding. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.

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

           During 1999, the Company repurchased from an affiliated company $35 million of the 12% Senior Subordinated Notes at a gain of approximately $1.9 million which was offset by the accelerated write-off of related deferred financing costs in the amount of $1.9 million

           During 2000, the Company sold eight properties and a vacant parcel of land for approximately $20.8 million consisting of $14.3 million in cash and $6.5 million in first mortgage notes. These sale transactions resulted in a gain of $2.2 million. The Company also purchased a parcel of land in February 2000 for approximately $250,000 cash and a note in the amount of $460,000, which was repaid in 2000.

           Also during 2000, in two separate transactions the Company repurchased from an affiliated company $10.5 million and $20.9 million of the 12% Senior Subordinated Notes at a pre tax gain of approximately $4.2 million and $6.7 million respectively. Theses gains were offset by the accelerated write-off of related deferred financing costs in the amount of $0.6 million and $1.1 million respectively.

           During 2000, the Company began construction on two new motels. One motel is located in Milford, MA and when completed in mid-2000, will be a Marriott Fairfield Inn & Suites with 73 guestrooms. The other motel will be located in Santa Monica, CA and will be a boutique type motel with 77 guest rooms when completed in 2001. Subsequent to December 31, 2000 construction financing was secured in the amounts of $3.5 million and $7.0 million, respectively.

           The Company, as Lessor, has entered into operating leases, primarily in 1999 and 2000 with unaffiliated parties to operate seventy-five motel properties at market rates. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have a terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value.

Industry and Competition

           The United States lodging industry is generally comprised of two sectors: full-service facilities and limited-service facilities. Full-service lodging facilities generally have more extensive common areas (including restaurants, lounges and extensive meeting room facilities), offer more services such as bell service and room service, and tend to be larger in terms of number of rooms than limited-service facilities. MOA's properties are principally limited-service type lodging facilities. The United States lodging industry is also categorized into five general price segments (based on relative pricing in local markets): luxury, upscale, mid-price, economy, and budget. MOA's properties predominately fall into the economy segment with a small percentage represented in both the mid-price and budget segments. Industry estimates indicate that there are over 23,000 lodging facilities within the mid-price, economy and budget segments. The United States lodging industry is also generally considered to be relatively fragmented in terms of ownership, especially with respect to the mid-price, economy and budget segments. This combination of a large number of competitive lodging facilities and limited concentration of ownership makes the segment in which MOA's lodging facilities operate very competitive.

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

 Ownership Structure

           At December 31, 2000, the Company had 100% ownership interest, either directly or through subsidiaries, in 117 of the 118 lodging facilities it owned. The Company was a general partner with ownership interests of 30% in one individual limited partnership of which owned one lodging facility as its principal asset. This partially owned lodging facility has been consolidated for financial reporting purposes due to the management and control, which the Company possesses. Seventy-five are subject to operating leases with purchase options. (See discussion above in the general business section)

 Franchise and License Agreements

           The Company operates 107 of its lodging facilities pursuant to franchise or license agreements. Eighty-two of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties and contributions to advertising and media funds) range from 6% to 9% of room revenues. Under the Super 8 franchise agreements, the franchiser is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchiser for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

           The Super 8 franchise agreements have an initial 20-year term that, for the Company, results in various ending dates ranging from 2001 through 2019. The agreements continue thereafter on a year-by-year basis unless terminated by either party upon nine months notice. The agreements provide a negotiated area of geographic protection within which the franchiser is prohibited from franchising another Super 8 motel. Upon expiration of individual franchise agreements there is no assurance that a renewal franchise agreement will afford the Company the same benefits that existed under the previously existing franchise agreement. Generally, new franchise agreements have higher franchise fees and reduced areas of protections.

           The Company has three standard license agreements with Best Western International. These agreements provide for an annual renewal.

           The Company has twenty-five franchise or license agreements with other franchisers or licensees. These agreements, which have various terms with ending dates through 2017, generally provide similar benefits and obligations as the Super 8 franchise agreements. Not all of franchise and license agreements for the non Super 8 brands provide for a specific area of geographic protection in which case, they generally rely on an impact policy to determine if another lodging facility with the same brand affiliation could be located within a particular market.


           During 1997, the Company and certain of its subsidiaries commenced legal actions against ShoLodge Franchise Systems, Inc. ("ShoLodge") the franchisor of Shoney's Inns. The Company among other things has claimed that ShoLodge has breached its contractual obligations and made material misrepresentations to MOA prior to MOA or its subsidiaries acquiring any Shoney's Inns. Commencing in February 1998, through May 1998 the Company disaffiliated each of its fourteen Shoney's Inns from ShoLodge by removing the sign and other identifying marks. At the time of such disaffiliation, MOA or its subsidiaries ceased remitting franchise fees to ShoLodge. ShoLodge filed a counter claim against MOA and certain of its subsidiaries claiming a failure to renovate the properties and failure to pay franchise fees. In July 1999, the Company entered into a settlement agreement with ShoLodge resolving all disputes with respect to the litigation initiated by the Company. The settlement agreement requires the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002.

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

           Typically, the general manager is the only salaried position at a property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 2000, the Company employed approximately 892 employees including approximately 31 full and part-time employees at the corporate and regional offices. Labor and related costs generally represent the single largest expense of operating a motel property. The hourly wage rates tend to be relatively low in relation to other industries and accordingly, the Company is adversely affected by turnover common in the industry partially due to the current strength of the United States economy that has resulted in historically low unemployment rates. The Company's operations could be significantly affected by changes in the Federal and State minimum wage rates. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees are good.

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

           The Company generally owns its motels in fee simple. The company has leased seventy-five properties subject to operating leases including a purchase option. However, the underlying real property of three of the lodging facilities is subject to a ground lease. Ownership of the buildings and improvements situated on such properties reverts to the landlord upon the expiration of the lease term.

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

         The Company believes that the physical condition and general appearance of a property have a significant impact on profitability. MOA has made capital expenditures (exclusive of acquisitions and development of investment properties) of $4,641,000, $8,055,000, and $5,696,000 in 2000, 1999 and 1998,
respectively. These expenditures include not only the replacement of guestroom carpet and furnishings but also expenditures on parking lot repavement, exterior renovations and interior public area renovations including lobby enhancements and other revenue enhancing improvements such as installation of complete snack shoppe vended areas and guest laundry facilities. Management believes the level of capital expenditures made over the past three years has been sufficient to maintain the competitive position of its motel facilities. The Company believes that its facilities are currently well maintained and conform to the Company's standards and where applicable to the franchiser's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.

Information pertaining to the Company's 118 lodging facilities owned as of December 31, 2000 with footnote disclosure of transactions subsequent to year-end through April 20, 2001, is set forth in the following table.


                                                                       YEAR
                                                 NUMBER OF          ACQUIRED OR
                                                 RENTABLE            DEVELOPED
                                                   GUEST    YEAR      BY THE
LOCATION                FRANCHISE                  ROOMS    BUILT     COMPANY
--------                ---------                ---------  -----   -----------
ARKANSAS
West Memphis (1)        Super 8                       61     1989      1989
ARIZONA
Phoenix                 Super 8                       67     1998      1998
CALIFORNIA
Santa Monica            Best Western                 122     1991      1992
West Los Angeles        Best Western                  76     1993      1994
COLORADO
Longmont                Super 8                       64     1989      1994
FLORIDA
Fernandina Beach (2)    Inn at Fernandina Beach      134     1985      1994
Ft. Walton Beach        Howard Johnson               100     1987      1994
Lake City (4)           Microtel                      62     1998      1998
Melbourne (2)           Howard Johnson               119     1990      1994
Orlando Centroplex (1)  Travelodge                    75     1957      1996
Panama City (2)         Super 8                       63     1986      1987
Pensacola (2)           Super 8                       62     1985      1987
GEORGIA
Athens (2)              Microtel                      60     1998      1998
Brunswick (2)           Super 8                       58     1986      1987
Catersville (2)         Super 8                       61     1986      1987
Columbus                Super 8                       74     1985      1987
Douglas (4)             Inn at Douglas               100     1986      1994
Dublin (2)              Best Western                  88     1984      1994
Fitzgerald (2)          Inn at Fitzgerald            108     1985      1994
Hinesville (2)          Inn at Hinesville            163     1976      1994
Macon (2)               Ramada                       120     1987      1994
Moultrie (2)            Inn at Moultrie              100     1979      1994
Rome (2)                Super 8                       62     1986      1987
Vidalia (2)             Inn at Vidalia               128     1984      1994
Warner Robins (2)       Super 8                       60     1986      1987
IDAHO
Boise                   Super 8                      108     1978      1994
Coeur d'Alene (1)       Super 8                       95     1983      1983
Lewiston (2)            Super 8                       62     1985      1985
Sandpoint               Super 8                       61     1984      1984
ILLINOIS
Bloomington (2)         Super 8                       61     1985      1987
Champaign (2)           Super 8                       61     1984      1987
Crystal Lake            Super 8                       59     1983      1987
Decatur (2)             Super 8                       61     1983      1987
Litchfield (2)          Super 8                       61     1987      1994
Peru (2)                Super 8                       61     1986      1987
South Springfield (2)   Super 8                      118     1987      1994
Springfield (2)         Super 8                       65     1985      1994
Tuscola                 Super 8                       64     1988      1994
Waukegan (2)            Super 8                       61     1986      1987

                                                                       YEAR
                                                 NUMBER OF          ACQUIRED OR
                                                 RENTABLE            DEVELOPED
                                                   GUEST    YEAR      BY THE
LOCATION                FRANCHISE                  ROOMS    BUILT     COMPANY
--------                ---------                ---------  -----   -----------
INDIANA
Columbus (2)            Super 8                       62     1984      1987
Elkhart (2)             Fairway Inn                   60     1990      1994
Elkhart (2)             Super 8                       62     1986      1989
Indianapolis (2)        Days Inn                     161     1985      1994
Mishawaka               Super 8                       66     1998      1998
Muncie (2)              Days Inn                      62     1990      1994
Terre Haute             Super 8                      118     1985      1994
IOWA
Davenport (2)           Super 8                       61     1984      1987
Des Moines              Super 8                      152     1985      1994
KANSAS
Salina                  Super 8                       61     1984      1989
Topeka  (2)             Super 8                       62     1984      1987
KENTUCKY
Danville (2)            Super 8                       49     1987      1987
Lexington (2)           Super 8                       61     1987      1987
Louisville              Super 8                      100     1988      1988
LOUISIANA
Shreveport (2)          Super 8                      143     1986      1994
MASSACHUSETTS
Milford                 Days Inn                      69     1997      1997
MAINE
Ellsworth               Comfort Inn                   63     1993      1993
MICHIGAN
Battle Creek (2)        Super 8                       62     1985      1987
Grand Rapids (2)        Super 8                       62     1986      1987
Kalamazoo (2)           Super 8                       62     1985      1987
Muskegon (2)            Days Inn                     106     1968      1993
Muskegon (2)            Super 8                       62     1986      1987
Saginaw (2)             Super 8                       58     1985      1987
MINNESOTA
Hibbing (2)             Super 8                       49     1993      1994
Red Wing (2)            Super 8                       60     1987      1996
Savage (2)              Comfort Inn                   75     1982      1994
MISSOURI
Independence (2)        Super 8                       77     1983      1987
Joplin                  Super 8                       50     1985      1987
Liberty (2)             Super 8                       60     1980      1987
NW Kansas City (2)      Super 8                       50     1983      1987
St. Joseph              Super 8                       54     1985      1987
St. Louis (2)           Super 8                       99     1984      1987
Springfield (2)         Super 8                       50     1985      1987
MONTANA
Billings                Ramada Ltd.                  116     1978      1994
Billings                Super 8                      114     1979      1994
Dillon                  Super 8                       48     1985      1989
Great Falls             Super 8                      117     1978      1994
Helena                  Super 8                      102     1979      1988

                                                                       YEAR
                                                 NUMBER OF          ACQUIRED OR
                                                 RENTABLE            DEVELOPED
                                                   GUEST    YEAR      BY THE
LOCATION                FRANCHISE                  ROOMS    BUILT     COMPANY
--------                ---------                ---------  -----   -----------
NEBRASKA
Fremont (2)             Super 8                       43     1986      1989
NEVADA
Carson City (2)         Super 8                       63     1985      1985
Wendover                Super 8                       74     1988      1988
NEW HAMPSHIRE
Merrimack               Days Inn                      70     1999      1999
NEW MEXICO
Las Cruces (2)          Super 8                       60     1981      1987
NEW YORK
East Syracuse           Super 8                       53     1997      1997
NORTH CAROLINA
Weldon (2)              Orchard Inn                   49     1973      1993
Wilson                  Microtel                      59     1997      1997
NORTH DAKOTA
Bismarck                Super 8                       61     1976      1987
Grand Forks (2)         Super 8                       33     1983      1987
Minot (2)               Super 8                       60     1977      1987
OHIO
Akron (2)               Super 8                       58     1986      1987
Canton (2)              Days Inn                      61     1985      1987
Maumee                  Super 8                       68     1998      1998
St. Clairsville (2)     Super 8                       62     1986      1987
Willoughby (3)          Travelodge                   111     1984      1996
PENNSYLVANIA
Lancaster               Super 8                      101     1990      1990
York                    Super 8                       94     1990      1990
SOUTH CAROLINA
Anderson (2)            Super 8                       62     1986      1987
Camden (2)              Inn at Camden                 83     1989      1994
Charleston (2)          Orchard Inn                   89     1973      1993
Columbia (2)            Microtel                      48     1997      1997
Greenwood (2)           Days Inn                      61     1986      1987
SOUTH DAKOTA
Sioux Falls (2)         Super 8                       95     1976      1987
TENNESSEE
Chattanooga (2)         Super 8                       73     1986      1987
East Memphis (2)        Super 8                       69     1990      1990
Johnson City (2)        Super 8                       60     1986      1987
Knoxville               Super 8                      137     1975      1993
Union City (2)          Super 8                       61     1989      1989
TEXAS
Stafford (2)            Microtel                      68     1998      1998
UTAH
Salt Lake City  (3)     Super 8                      119     1983      1988
VIRGINIA
Charlottesville (2)     Super 8                       65     1986      1987
Richmond  (2)           Inn at Richmond              117     1985      1994

                                                                       YEAR
                                                 NUMBER OF          ACQUIRED OR
                                                 RENTABLE            DEVELOPED
                                                   GUEST    YEAR      BY THE
LOCATION                FRANCHISE                  ROOMS    BUILT     COMPANY
--------                ---------                ---------  -----   -----------
WASHINGTON
Spokane                 Super 8                      187     1982      1988
WEST VIRGINIA
Mineral Wells           Microtel                      54     1998      1998
WISCONSIN
Janesville (2)          Super 8                       48     1985      1987
Kenosha (2)             Super 8                       60     1984      1987
Madison                 Best Western                 101     1983      1994
Rice Lake (2)           Super 8                       47     1984      1994
WYOMING
Cody                    Super 8                       64     1982      1982
Jackson                 Super 8                       97     1983      1983
                                                   -----
                        Total                      9,175
                                                   =====

(1)  Property is subject to a ground lease.
(2)  Property is subject to an operating lease.
(3)  Property leased to a third-party tenant subsequent to December 31, 2000.
(4) Property lessee defaulted on the operating lease subsequent to December 31, 2000 and is now operated by the Company.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted during the fiscal quarter ended December 31, 2000 to a vote of the security holders of the Company.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           As of April 20, 2001, there were approximately 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

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

           During 2000, in two separate transactions the Company repurchased from an affiliated company $10.5 million and $20.9 million of the 12% Senior Subordinated Notes at a gain of approximately $4.2 million and $6.7 million respectively. Theses gains were offset by the accelerated write-off of related deferred financing costs in the amount of $0.6 million and $1.1 million respectively.

ITEM 6.    SELECTED FINANCIAL DATA

           The following table sets forth-certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended December 31, 2000. This data should be read in conjunction with the audited consolidated historical financial statements of the Company and the notes thereto included elsewhere herein.

Statement of Operations Data                                            Year Ended December 31,
                                                       ---------------------------------------------------------
                                                        1996 (1)    1997 (1)    1998 (1)    1999 (1)    2000 (1)
                                                       ---------   ---------   ---------   ---------   ---------
Total revenues                                         $128,271    $122,367    $116,327    $103,431    $ 72,192
Costs and expenses:
Motel operating                                          67,344      62,333      60,608      53,856      31,598
Marketing and royalty fees                                9,606       8,905       7,515       6,786       4,174
Corporate general and administrative                      6,833       7,908      11,105      10,351       6,410
Lease expense                                                 0           0           0         158         460
Vending expense                                               0           0           0         717       1,081
Impairment losses and restructuring costs                     0       3,276       9,300       1,378           0
Depreciation and amortization(2)                         13,995      14,985      17,995      14,978      15,059
                                                       ---------   ---------   ---------   ---------   ---------
Total direct expenses                                    97,778      97,407     106,523      88,224      58,782
                                                       ---------   ---------   ---------   ---------   ---------
Net operating income                                     30,493      24,960       9,804      15,207      13,410
Interest expense                                         31,573      31,373      30,578      30,070      25,555
                                                       ---------   ---------   ---------   ---------   ---------
Income (loss) from operations                            (1,080)     (6,413)    (20,774)    (14,863)    (12,145)
Net income  (loss)                                          687      (3,372)      3,152      (7,675)       (784)
Net income (loss) per share                            $   0.86    $  (4.21)   $   3.94    $  (9.59)   $  (0.98)
Other Financial Data
Net cash provided by (used in) operating activies      $ 13,477    $ 15,947    $  9,472    $(11,972)   $  2,550
Net cash provided by (used in) investing activies       (50,498)    (13,648)     26,998       4,248       9,855
Net cash provided by (used in) financing activities      35,371      (1,515)    (29,921)    (31,380)    (12,596)
EBITDA(3)                                                44,487      43,221      37,099      31,563      28,469
EBITDA Margin (% of total revenues)(3)                    34.70%      35.32%      31.89%      30.52%      39.44%
Net operating revenue margin (% of total revenues)        23.66%      20.40%       8.43%      14.70%      18.58%
Refurbishment of investment properties                 $  9,857    $  7,948    $  5,696    $  8,055    $  4,641
Operating Data (4)
Number of motels                                            135         138         130          83          43
Number of rooms                                          11,317      11,385      10,254       6,753       3,706
Number of leased motels                                       0           0           5          43          75
REVPAR(5)                                              $  28.96    $  29.48    $  28.51    $  29.86    $  35.76
ADR(6)                                                 $  40.91    $  43.43    $  43.51    $  43.59    $  48.97
Occupancy percentage(7)                                   66.25%      63.75%      61.46%      63.94%      67.51%
Balance Sheet Data
Total assets                                           $368,433    $362,859    $339,055    $313,205    $287,683
Total debt                                              327,554     324,989     296,151     268,180     234,545
Total stockholders' equity                               22,966      19,594      22,746      15,071      14,288

(1) Results for the year ended December 31, 1999 include the recovery of $0.5 million of offering costs previously written off. The results for years ended December 31, 1996, 1997, 1998, 1999 and 2000 include a $2.6 million, $1.1 million, $26.1 million, $2.6 million and $2.2 million of gains on the sale of properties, respectively. Results for the year ended December 31, 1997 included the recording of restructuring costs and the impairment losses of $3.3 million. Results for the year ended December 31, 1998 included the recording of impairment losses of $9.3 million. Results for the year ended December 31, 1999 included the recording of restructuring costs of $0.5 million and impairment losses of $0.9 million. Results form operations for year ended December 31, 2000 include a $5.7 million gain net of taxes on early extinguishment of debt.
(2) The Company changed its estimate of the economic benefit of certain deferred loan costs in 1998. The effect of this change increased amortization by $1.9 million for the year ended December 31, 1998.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest, gain on sale of properties, write-off (recovery) of deferred offering costs, restructuring costs and impairment losses and gain on early extinguishment of debt. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with Accounting principles generally accepted in the United States ("GAAP"). EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA should not be construed by the reader as an alternative to operating income (as determined in accordance with GAAP) as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity.
(4) Operating data excludes amounts related to five motels, which are leased to third party tenants at December 31, 1998, forty-three motels at December 31, 1999, and seventy-five motels at December 31, 2000.
(5) Revenue per available room ("REVPAR") represents motel-operating revenues divided by the total number of rooms available. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.
(6) The average daily room rate ("ADR") represents total room revenues divided by the total number of rooms occupied.
(7) The occupancy percentage represents total rooms occupied divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS . THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS.


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

 Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                       Supplemental Operating Results and Statistics
                                                  ----------------------------------------------------------
                                                                   Year Ended December 31
                                                  ----------------------------------------------------------
                                                    Motels Owned       Acquisitions/
                                                    Both Periods       Divestitures         Consolidated
                                                  -----------------  ------------------  -------------------
                                                    2000     1999      2000      1999      2000       1999
                                                  -------- --------  --------  --------  --------  ---------
                                                        (dollars in thousands, except Other data)
Motel operations:
   Motel operating revenues:
      Room revenues                               $43,987  $42,908   $ 9,837   $47,474   $53,824   $ 90,382
      Ancillary motel revenues                      3,636    3,444       638     2,060     4,274      5,504
                                                  -------- --------  --------  --------  --------  ---------
         Total motel operating revenues            47,623   46,352    10,475    49,534    58,098     95,886
   Motel costs and expenses:
      Motel operating expenses                     23,429   22,148     8,169    31,708    31,598     53,856
      Marketing and royalty fees                    3,304    3,050       870     3,736     4,174      6,786
      Depreciation and amortization                 6,015    5,122     1,466     6,346     7,481     11,468
                                                  -------- --------  --------  --------  --------  ---------
         Total motel direct expenses               32,748   30,320    10,505    41,790    43,253     72,110
                                                  -------- --------  --------  --------  --------  ---------
                                                  $14,875  $16,032   $   (30)  $ 7,744    14,845     23,776
                                                  ======== ========  ========  ========

Lease operations:
   Lease revenues                                                                         10,142      2,477
   Lease operating expenses                                                                  460        158
   Depreciation and amortization                                                           6,690      1,922
                                                                                         --------  ---------
                                                                                           2,992        397

Vending operations:
   Vending revenues                                                                        1,072        948
   Vending operating expenses                                                              1,081        718
   Depreciation and amortization                                                             226        265
                                                                                         --------  ---------
                                                                                            (235)       (35)

Corporate operations:
   Other revenues                                                                          2,880      4,121

   General and administrative expenses:
      Management Operations                                                                4,813      8,944
      Construction/Acquisition and
          Divestiture                                                                        975        907
      Vending general and administrative expenses                                            622        500
                                                                                         --------  ---------
        Total general and administrative expenses                                          6,410     10,351
   Impairment losses and restructuring costs                                                   -      1,378
   Depreciation and amortization                                                             662      1,323
                                                                                         --------  ---------
                                                                                          (4,192)    (8,931)
                                                                                         --------  ---------
      Net operating income                                                               $13,410   $ 15,207
                                                                                         ========  =========

      Other data:
         Number of motels at year end (5)              42       42         1        41        43         83
         Number of rooms at year end (5)            3,636    3,642        70     3,111     3,706      6,753
         Occupancy percentage (5)                   67.46%   67.85%    69.93%    55.32%    67.51%     63.94%
         ADR (1) (5)                              $ 48.93  $ 47.53   $ 51.10   $ 40.55   $ 48.97   $  43.59
         REVPAR (2) (5)                           $ 35.74  $ 34.83   $ 36.93   $ 25.90   $ 35.76   $  29.57
         Net operating income margin (3)                                                   18.58%     14.70%
         Net motel revenue margin (4) (5)           47.49%   49.30%    34.80%    29.68%    41.48%     38.99%

     --------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.

(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.

(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues, vending revenues and corporate other revenues.

(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.

(5) At December 31, 1999 and 2000 and for the years then ended, excludes amounts related to forty-three motels and seventy-five motels, respectively, which are leased to third party tenants.

           Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines commissions. Lease revenues are derived from lease payments from properties operated by third party tenants. Vending revenues are generated by vending operations located within the Company owned locations as well as non-owned Company locations. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $72,192,000 in 2000 from $103,431,000 in 1999, a decrease of $31,239,000 or 30.2%.

           Motel revenues decreased to $58,098,000 in 2000 from $95,886,000 in 1999 a decrease of $37,788,000 or 39.4%. The decrease of $37,788,000 in motel revenues was attributable to the acquired or divested motels (including those subject to operating leases) since January 1, 2000 and offset by an increase in the motel revenues for motels owned during both periods of $1,271,000. Motel revenues for motels owned during both periods increased 2.7%. The increase in motel revenues for motels owned during both periods was principally attributable to an increase in the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $48.93 in 2000 from $47.53 in 1999, an increase of $1.40 or 2.9%. The occupancy percentage in 2000 for the motels owned during both periods decreased to 67.5% from 67.9% in 1999 or 0.6%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $35.74 in 2000 from $34.83 in 1999, an increase of $0.91 or 2.6%. The acquired and divested motels had an occupancy percentage of 69.9%, an ADR of $51.10 and a REVPAR of $36.93 for the period which the Company owned them in 2000.

           Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $31,598,000 in 2000 from $53,856,000 in 1999 a net decrease of $22,258,000 or 41.3%. Approximately
$23,539,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 2000. The cost of operating motels owned during both periods increased to $23,429,000 in 2000 from $22,148,000 in 1999, an increase of $1,281,000 or 5.8%. Motel operating expenses as a percentage of motel revenues decreased to 54.4% in 2000 from 56.2% in 1999. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.2% in 2000 from 47.8% in 1999. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 78.0% in 2000.

           Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $4,174,000 in 2000 from $6,786,000 in 1999, a decrease of $2,612,000 or 38.5%. Approximately $2,866,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 1999. The marketing and royalty fees for motels owned during both periods increased to $3,304,000 in 2000 from $3,050,000 in 1999, an increase of $254,000 or 8.3%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.5% in 2000 from 7.1% in 1999. The increase in marketing and royalty fees for motels owned both periods in 1999 and 2000 was principally due to additional marketing efforts.

           Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative expenses. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $4,131,000 to $4,813,000 in 2000 from $8,944,000 in 1999, a decrease of 46.2%.
Salary and related costs account for $1,587,000 of the decrease as a result of the restructuring efforts, which occurred, in the fourth quarter 1999. There was also a decrease of $1,951,000 resulting in the conclusion of the Sholodge litigation agreement in 1999. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $68,000 from $907,000 in 1999 to $975,000 in 2000 or 7.5%. The increase is attributable principally to bonuses for the sales and leasing of the Company's properties to others. Vending general and administrative expenses increased $122,000 from $500,000 in 1999 to $622,000 in 2000. As a percentage of total motel operating revenues, Management Operations general and administrative expenses decreased from 9.3% in 1999 to 8.3% in 2000.

           Lease revenues increased to $10,142,000 in 2000 from $2,477,000 in 1999, an increase of $7,665,000. This increase is the result of leasing an additional thirty-two properties since December 31, 1999.

           Lease expenses increased to $460,000 in 2000 from $158,000 in 1999, an increase of $302,000. Lease expenses primarily consist of cost expended for property insurance.

           Vending revenues increased $124,000 from $948,000 in 1999 to $1,072,000 in 2000 or an increase of 13.1%. Vending revenue is generated by vending machines and coffee services supplied to Company owned locations as well as non-owned Company locations.

           Vending expenses increased $1,081,000 in 2000 from $718,000 in 1999 an increase of $363,000 or 50.6%. Vending expenses consist mostly of cost of goods sold and salaries related to maintain the vending routes.

           Impairment losses and restructuring costs in the amount of $1,378,000 were recorded in 1999. Based on a property-by-property review of certain properties that had experienced a deterioration in operating performance, management determined that in certain instances the decline in operating performance was due to factors outside of management's control and likely to persist for the foreseeable future. The Company believes it is unlikely to realize the carrying value of certain of its properties through either a sale or from operations and accordingly an impairment loss in the amount of $928,000 was recorded in 1999. Restructuring costs of $450,000 were recorded in the fourth quarter of 1999 relating to the reorganization of the Company's corporate and regional offices. This reorganization was necessitated as the result of the substantial leasing and sales activities throughout 1999. The provision for restructuring costs is intended to cover the severance costs.

           Depreciation and amortization increased from $14,978,000 in 1999 to $15,059,000 in 2000, an increase of $81,000 or 0.6%.

           Net operating income decreased from $15,207,000 in 1999 to $13,410,000 in 2000, a decrease of $1,797,000 or 11.8%. The decrease in net operating revenues included a decrease of $13,016,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $13,016,000 decrease in net motel revenues, $12,654,000 resulted from the motels acquired and divested since January 1, 1999 and a decrease in net motel revenues for motels owned during both periods of $362,000 or 1.7%. Net operating revenue as a percent of total revenues was 18.6% and 14.7% in 2000 and 1999, respectively. The decrease in net operating income also included the decrease in general and administrative expenses of $4,095,000, and an increase in depreciation and amortization of $81,000 and a decrease in restructuring costs and impairment losses of $1,378,000 all of which are separately discussed above. In addition to the above, the Company realized an decrease in other revenues in the amount of $1,241,000 due principally to a gain on the repurchase of outstanding bonds offset by accelerated amortization and interest expense associated with bond purchase transaction in 1999. The Company also realized an increase in net lease operations of $2,595,000 and a decrease in vending operations of $200,000.

           Interest expense decreased from $30,070,000 in 1999 to $25,555,000 in 2000, a decrease of $4,515,000. The decrease is principally due to a decrease in average outstanding borrowings, specifically a decrease in the 12% Senior Subordinated Debt.

           Gain on sale of properties amounted to $2,528,000 in 1999 as compared to $2,177,000 in 2000. The gain in 1999 consisted of $2,528,000 from the sale of ten motel properties compared with the sale of eight motel properties sold in 2000.

           Net income (loss) decreased $6,891,000 to a net loss of $784,000 in 2000 from a net loss of $7,675,000 in 1999. Included in the net decrease is the gain for early extinguishment of debt on the 12% Senior Subordinated debt of $5,653,000 net of tax of $3,602,000.

           Extraordinary item gain of $5.6 million is the result of the repurchase of $31.4 million of 12% Senior Subordinated Notes at a discount.

 Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers and 1998 numbers have been reclassified to conform to the 2000 presentation):

                                                        Supplemental Operating Results and Statistics
                                                   -----------------------------------------------------------
                                                                    Year Ended December 31
                                                   -----------------------------------------------------------
                                                     Motels Owned      Acquisitions/
                                                     Both Periods       Divestitures        Consolidated
                                                   -----------------  ------------------  --------------------
                                                     1999     1998      1999      1998      1999       1998
                                                   -------- --------  --------  --------  ---------  ---------
                                                          (dollars in thousands, except Other data)
Motel operations:
   Motel operating revenues:
      Room revenues                                $67,990  $66,202   $22,392   $41,639   $ 90,382   $107,841
      Ancillary motel revenues                       4,465    3,840     1,039     2,564      5,504      6,404
                                                   -------- --------  --------  --------  ---------  ---------
         Total motel operating revenues             72,455   70,042    23,431    44,203     95,886    114,245
   Motel costs and expenses:
      Motel operating expenses                      37,345   33,741    16,511    26,867     53,856     60,172
      Marketing and royalty fees                     5,073    4,539     1,713     2,976      6,786      7,515
      Depreciation and amortization                  7,603   11,258     3,865     3,317     11,468     14,575
                                                   -------- --------  --------  --------  ---------  ---------
         Total motel direct expenses                50,021   49,538    22,089    33,160     72,110     82,262
                                                   -------- --------  --------  --------  ---------  ---------
                                                   $22,434  $20,504   $ 1,342   $11,043     23,776     31,983
                                                   ======== ========  ========  ========

Lease operations:
   Lease revenues                                                                            2,477          -
   Lease operating expenses                                                                    158          -
   Depreciation and amortization                                                             1,922          -
                                                                                          ---------  ---------
                                                                                               397          -

Vending operations:
   Vending revenues                                                                            948        762
   Vending operating expenses                                                                  718        436
   Depreciation and amortization                                                               265        170
                                                                                          ---------  ---------
                                                                                               (35)       156

Corporate operations:
   Other revenues                                                                            4,121      1,319

   General and administrative expenses:
      Management Operations                                                                  8,944      9,716
      Construction/Acquisition and
          Divestiture                                                                          907        846
      Vending general and administrative expenses                                              500        543
                                                                                          ---------  ---------
        Total general and administrative expenses                                           10,351     11,105
   Impairment losses and restructuring costs                                                 1,378      9,300
   Depreciation and amortization                                                             1,323      3,250
                                                                                          ---------  ---------
                                                                                            (8,931)   (22,336)
                                                                                          ---------  ---------
      Net operating income                                                                $ 15,207   $  9,803
                                                                                          =========  =========

      Other data:
         Number of motels at year end (5)               77       77         6        53         83        130
         Number of rooms at year end (5)             6,358    8,657       395     1,597      6,753     10,254
         Occupancy percentage (5)                    64.98%   63.29%    61.32%    58.96%     63.94%     61.46%
         ADR (1) (5)                               $ 45.03  $ 44.96   $ 39.73   $ 41.38   $  43.59   $  43.51
         REVPAR (2) (5)                            $ 31.18  $ 30.10   $ 25.49   $ 25.90   $  29.57   $  28.32
         Net operating income margin (3)                                                     14.70%      8.43%
         Net motel revenue margin (4) (5)            44.18%   47.98%    23.25%    34.49%     38.99%     43.17%

     --------------------------------------------
(1) ADR represents room revenues divided by the total number of rooms occupied.

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

                  Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines commissions. Lease revenues are derived from lease payments from properties operated by third party tenants. Vending revenues are generated by vending machine and coffee service sales at both Company owned and non-Company owned locations. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $103,431,000 in 1999 from $116,326,000 in 1998, a decrease of $12,896,000 or 11.1%.

           Motel revenues decreased to $95,886,000 in 1999 from $114,245,000 in 1998 a decrease of $18,359,000 or 16.1%. The decrease of $18,359,000 in motel revenues was attributable to the acquired or divested motels (including those subject to operating leases) since January 1, 1999 and offset by an increase in the motel revenues for motels owned during both periods of $2,413,000. Motel revenues for motels owned during both periods increased 3.4%. The increase in motel revenues for motels owned during both periods was principally attributable to increases in the occupancy percentage and the average daily room rate ("ADR"). The ADR for the motels owned during both periods increased to $45.03 in 1999 from $44.96 in 1998, an increase of $0.07 or 0.2%. The occupancy percentage in 1999 for the motels owned during both periods increased to 65.0% from 63.3% in 1998 or 1.7%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $31.18 in 1999 from $30.10 in 1998, an increase of $1.08 or 3.6%. The acquired and divested motels had an occupancy percentage of 61.3%, an ADR of $39.73 and a REVPAR of $25.49 for the period, which the Company owned them in 1999.

           Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $53,856,000 in 1999 from $60,172,000 in 1998 a net decrease of $6,316,000 or 10.5%. Approximately $10,356,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 1999. The cost of operating motels owned during both periods increased to $37,345,000 in 1999 from $33,741,000 in 1998, an increase of $3,604,000 or 10.7%. Motel operating expenses as a percentage of motel revenues increased to 56.2% in 1999 from 52.7% in 1998. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 51.5% in 1999 from 48.2% in 1998. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 70.5% in 1999.

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

           Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative expenses. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $772,000 to $8,944,000 in 1999 from $9,716,000 in 1998, a decrease of 7.9%.
Salary and related costs account for the majority of the remaining overall decrease. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $61,000 from $846,000 in 1998 to $907,000 in 1999 or 7.2%. The increase is attributable principally to an increase in the sales and leasing of the Company's properties to others. Vending General and Administrative expenses decreased $43,000 from $543,000 in 1998 to $500,000 in 1999. As a percentage of total motel operating revenues, Management Operations general and administrative expenses increased from 8.5% in 1998 to 9.3% in 1999.

           Lease revenues increased to $2,477,000 in 1999 from $0 in 1998, an increase of $2,477,000 or 100.0%. This increase is the result of the forty-three leased properties as of December 31, 1999.

           Vending revenues increased to $948,000 in 1999 from $762,000 in 1998, an increase of $186,000 or 24.4%. This increase is the result of new accounts being brought on line.

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

         The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 2000, the Company has principal repayment obligations of $28,206,000, $17,581,000 and $7,739,000 for the years ending December 31, 2001,
2002 and 2003, respectively. In January 2000, the Company borrowed $1.7 million at prime plus .5% with monthly principal payments of $212,500 due October 25, 2000. In March 2000, the Company repurchased an additional $10.5 million of the 12% Senior Subordinated Notes from an affiliate for a net gain of $3.7 million. As part of the transaction the Company assumed a $4.4 million margin account liability with an annual interest rate of 9% paid monthly and due on demand. In April 2000, the Company borrowed $2,100,000 at 9.25% with monthly principal and interest payments of $19,408 due in seven years, secured by one property in Merrimack, New Hampshire. In May 2000, the Company borrowed $3,300,000 at 10.5% for four years with monthly principal and interest payments of $84,491. In October 2000, the Company repurchased an additional $20.9 million of the 12% Senior Subordinated Notes from an affiliate for a pre-tax gain of $6.6 million. As part of the transaction the Company assumed loans in the amount of $2.0 million with an annual interest rate of 12% due April 14, 2004, $0.6 million with an annual interest rate of 12% due April 14, 2004 and $1.1 million with an annual interest rate of 12% due December 22, 2001. The Company also recorded a $2.6 million adjustment to income taxes payable to the parent as part of this transaction. In November 2000, the Company refinanced an existing loan for $3,000,000 at 9% with monthly principal and interest payments of $26,992 due in ten years, secured by one property in Milford, Massachusetts. In November 2000, the Company refinanced an existing loan for $4,500,000 at 13.5% due in twelve months. Subsequent to December 31, 2000 the Company obtained loans in the amounts of $3.5 million and $7.0 million for two properties under construction.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, either from operating cash flows or refinancing, including the maturity of the remaining $13.5 million 12% Senior Subordinated Notes in 2004.

         The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $4,641,000, $8,055,000, and $5,696,000 in 2000, 1999 and 1998,
respectively. In addition, as of December 31, 2000, the Company has $786,000 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. For the year ended December 31, 2000 cash and cash equivalents decreased $192,000 from $4,421,000 at December 31, 1999 to $4,230,000 at December 31, 2000. A total of
$5,609,000 of cash was used in operating activities, $9,855,000 of cash was provided by investing activities and $4,437,000 of cash was used in financing activities. Net investing activities include: $4,239,000 of cash utilized for motel development; $4,641,000 expended on renovation of existing motel properties; $476,000 of cash was provided by a decrease in cash restricted for refurbishment of properties; and $18,259,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used by financing activities include: $26,478,000 of cash utilized to repay indebtedness plus $1,012,000 of deferred financing costs less $23,219,000 of proceeds from borrowings.

           The Company is not currently a party to any proceeding which, in management's opinion, is likely to have a material adverse effect on the Company's operating results or financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           As of December 31, 2000, the Company has total outstanding debt of approximately $234,212,000 of which approximately $42,086,000, or 18%, is variable rate debt. If market rates of interest on the Company's debt increase by 10%, the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $647,000. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $7,618,000. If market rates of interest on the Company's variable rate debt decreased by 10%, the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $194,000. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $4,996,000.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following chart lists the Company's current directors and executive officers.

Name                  Age    Positions(s) with the Company
----                  ---    -----------------------------
Paul F. Wallace        64    Director, Chairman and Chief Executive Officer
Kurt M. Mueller        44    Director, President and Chief Financial Officer
Carl W. Desch          85    Director
Alan H. Baerenklau     55    Director
Ronald P. Stewart      57    Director
Peter W. McClean       57    Director
Philip J. Levien       56    Director
Blane P. Evans         41    Vice President, Secretary & Treasurer
Herbert Gould          72    Director

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

           Alan H. Baerenklau joined the Company in March 1997 and became a Director, President and Chief Operating Officer of the Company in April 1997. Mr. Baerenklau was President and Chief Operating Officer of Florida Hospitality Group, a hotel development and management company, from 1984 to 1997. Prior to 1984, Mr. Baerenklau held various positions with the Howard Johnson Company including those of General Manager, Regional Manager, Director of Corporate Real Estate and Vice President of Operations. He is also an investor, partner and officer in various hotel real estate ventures. Mr. Baerenklau retired as the President of the company in September 2000 and remains with the company as a Director.

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

           Herbert Gould, was elected to the Board of Directors in 2000. Dr. Gould is a Medical Consultant in the field of opthamology and a Professor of Opthamological Medicine at New York Medical College.

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

ITEM 11.   EXECUTIVE COMPENSATION

           The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officer and the four other most highly compensated executive officers of the Company, as of the end of the last fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                      Year     Salary($)   Bonus($)
---------------------------                      ----     ---------   --------
Paul F. Wallace                                  2000      300,000           -
  Chairman and Chief Executive Officer           1999      300,000           -
                                                 1998      300,000           -

Alan H. Baerenklau                               2000      176,664           -
  President and Chief Operating Officer (1)      1999      233,300           -
                                                 1998      233,300     116,700

Kurt M. Mueller                                  2000      200,000           -
  President and Chief Financial Officer          1999      200,000           -
                                                 1998      200,000      50,000

-----------------------------

(1) Mr. Baerenklau joined the Company in March 1997 as President and Chief Operating Officer and retired in September 2000.

           The Company historically has and intends to continue to pay discretionary bonuses to key employees, including property managers, as rewards for superior financial performance. The Company does not maintain any employee pension, profit sharing or savings plans for its employees, other than a 401(k) savings plan, nor does it currently have any stock related plans for key executives.

           Members of the Board of Directors do not receive compensation for serving on the Board except that Messrs. Desch, Baerenklau, Stewart, McClean, Levien and Gould each receive a $5,000 annual retainer and are paid $1,000 for each meeting. All members of the Board of Directors receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors and all committees.

  Compensation Committee Interlocks and Insider Participation

           The Company has no compensation committee of the Board of Directors. During 2000, no officer or employee of the Company or its subsidiaries participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of April 30, 2001:

                                       Shares of Common Stock
Name and Address of Beneficial Owner     Beneficially Owned     Percent of Class
------------------------------------   ----------------------   ----------------
Principal Stockholders:

New Image Realty, Inc.                        677,228                  85%
888 Seventh Avenue
Suite 3400
New York, NY  10106

Executive Officer and Directors
-------------------------------
Paul F. Wallace                               684,357 (1)              86%
All Directors and Officers
 as a Group (11 persons)                      684,357 (2)              86%
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

           In March 2000, the Company purchased from an affiliated company $10.5 million of the 12% Senior Subordinated Notes due in 2004 for a gain of $4.2 million which is offset by $.5 million in accelerated deferred financing costs written off as part of the transaction. In October 2000, the Company purchased an additional $20.9 million of the 12% Senior Subordinated Notes for a gain of approximately $6.7 million which is partially offset by $0.2 million in accelerated deferred financing costs written off as part of this transaction.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)      1 & 2.          Financial Statements and Schedules

                      See Index to Financial Statements in this Form 10-K.

                    3.            Exhibits  -  None



           (b)      Reports on Form 8-K  -  None

                          INDEX TO FINANCIAL STATEMENTS

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                  Years Ended December 31, 2000, 1999 and 1998





Report of Independent Auditors                                          F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999            F-3

Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 2000                         F-4

Consolidated Statements of Changes in Stockholders' Equity for
    each of the three years in the period ended December 31, 2000       F-5

Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 2000                         F-6

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

                                           REPORT OF INDEPENDENT AUDITORS





The Board of Directors
MOA Hospitality, Inc.

     We have audited the consolidated balance sheets of MOA Hospitality, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOA
Hospitality, Inc. and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                 /s/ Ernst & Young LLP
                                                   ERNST & YOUNG LLP


Chicago, Illinois
April 20, 2001

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                   ------------------------------
                                                                        2000             1999
                                                                   --------------  --------------
ASSETS
       Current Assets:
       Cash and cash equivalents                                   $   4,230,268   $   4,421,943
       Accounts receivable from property operations                    1,536,929       1,813,599
       Operating supplies and prepaid expenses                         2,031,740       1,969,246
       Current portion of mortgage and notes receivable                6,185,463       1,608,050
                                                                   --------------  --------------
       Total Current Assets                                           13,984,400       9,812,838
       Investment property:
          Operating properties, net of accumulated depreciation      232,366,362     256,609,273
          Land held for development                                    8,365,949       4,937,586
                                                                   --------------  --------------
       Total investment property                                     240,732,311     261,546,859
       Other Assets:
       Deposits and other assets                                       1,023,563       3,680,946
       Restricted cash                                                 1,375,053       1,850,745
       Mortgage and other notes receivable, less current portion      19,402,847      23,448,186
       Financing and other deferred costs,
        net of accumulated amortization of $14,412,947
        in 2000 and $10,925,133 in 1999                               11,164,445      12,865,533
                                                                   --------------  --------------
       Total Other Assets                                             32,965,908      41,845,410
                                                                   --------------  --------------
           Total Assets                                            $ 287,682,619   $ 313,205,107
                                                                   ==============  ==============

LIABILITIES, MINORITY INTERESTS AND
       STOCKHOLDERS' EQUITY
       Current Liabilities:
       Trade accounts payable                                      $   1,109,241   $   1,714,191
       Real estate taxes payable                                       1,373,133       2,017,579
       Accrued interest payable                                        2,002,850       2,712,913
       Other liabilities, including nonrefundable lease
          deposits of $19,597,132 in 2000 and
          $9,776,573 in 1999                                          24,432,126      11,500,853
       Other accounts payable and accrued expenses                     6,923,704      10,194,388
       Current portion of long-term debt                              28,518,916      13,153,969
                                                                   --------------  --------------
          Total Current Liabilities                                   64,359,970      41,293,893

       Net deferred tax liability                                        995,018         104,798

       Long-term debt, less current portion:
       Mortgage and other notes payable                              192,901,582     211,525,324
       12% Senior Subordinated Notes, net of unamortized
           discount of $351,205 in 2000 and $1,400,961 in 1999        13,124,795      43,501,040
                                                                   --------------  --------------
       Total Long-term debt, excluding current portion               206,026,377     255,026,364
                                                                   --------------  --------------
       Total Liabilities                                             271,381,365     296,425,055
                                                                   --------------  --------------

       Minority Interests                                              2,013,721       1,708,579
       Stockholders' equity:
           Common stock, $.01 par value, 1,500,000 shares
                authorized; 800,000 shares issued and outstanding          8,000           8,000
           Additional paid-in capital                                 15,294,284      15,294,284
           Retained deficit                                           (1,014,751)       (230,811)
                                                                   --------------  --------------
       Total stockholders' equity                                     14,287,533      15,071,473
                                                                   --------------  --------------
           Total Liabilities and Stockholders' Equity              $ 287,682,619   $ 313,205,107
                                                                   ==============  ==============


          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                                 2000              1999             1998
                                                           ---------------  ----------------  ---------------
Revenues:
  Motel operating revenues                                 $   58,097,785   $    95,885,655   $  114,245,185
  Lease revenues, net of deferred purchase price               10,142,487         2,476,570                -
     credit of $1,974,766 in 2000 and $299,336 in 1999
  Vending revenues                                              1,071,916           947,636          762,182
  Other revenues                                                2,879,897         4,121,228        1,319,407
                                                           ---------------  ----------------  ---------------
Total revenues                                                 72,192,085       103,431,089      116,326,774
Costs and expenses:
  Motel operating expenses                                     31,597,842        53,855,617       60,171,598
  Marketing and royalty fees                                    4,174,102         6,785,937        7,515,048
  General and administrative                                    6,410,684        10,350,626       11,104,660
  Lease expense                                                   460,028           157,729                -
  Vending expense                                               1,080,673           717,906          436,615
  Impairment losses and restructuring costs                             -         1,378,000        9,300,000
  Depreciation and amortization                                15,059,018        14,978,458       17,995,330
                                                           ---------------  ----------------  ---------------
Total direct expenses                                          58,782,347        88,224,273      106,523,251
                                                           ---------------  ----------------  ---------------
Net operating income                                           13,409,738        15,206,816        9,803,523
Interest expense                                               25,554,837        30,069,919       30,578,266
                                                           ---------------  ----------------  ---------------

Loss from operations                                          (12,145,099)      (14,863,103)     (20,774,743)

Minority interests                                               (472,095)          (19,575)         (83,641)
Gain on sale of properties                                      2,176,991         2,527,605       26,078,852
                                                           ---------------  ----------------  ---------------
Income (loss) before income taxes                             (10,440,203)      (12,355,073)       5,220,468
Income tax expense (benefit)                                   (4,002,914)       (4,680,555)       2,068,563
                                                           ---------------  ----------------  ---------------
Income (loss) before extraordinary item                        (6,437,289)       (7,674,518)       3,151,905

Extraordinary item:
  Gain on early extinguishment of debt, net of
     income taxes of $3,602,298                                 5,653,349                 -                -
                                                           ---------------  ----------------  ---------------

Net Income (Loss)                                          $     (783,940)  $    (7,674,518)  $    3,151,905
                                                           ===============  ================  ===============


Net income (loss) per common share (basic and diluted):
  Income (loss) before extraordinary item                           (8.05)            (9.59)            3.94
  Extraordinary item                                                 7.07                 -                -
                                                           ---------------  ----------------  ---------------
Net income (loss) per common share (basic and diluted)     $        (0.98)  $         (9.59)  $         3.94
                                                           ===============  ================  ===============

Weighted average number of
  common shares outstanding                                       800,000           800,000          800,000
                                                           ===============  ================  ===============


          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                          Additional        Retained             Total
                                             Common        Paid-In          Earnings         Stockholders'
                                             Stock         Capital          (Deficit)           Equity
                                           ----------   ---------------   --------------   ----------------
Balance at January 1, 1998                 $   8,000    $   15,294,284    $   4,291,802    $    19,594,086
Net income                                         -                 -        3,151,905          3,151,905
                                           ----------   ---------------   --------------   ----------------
Balance at December 31, 1998                   8,000        15,294,284        7,443,707         22,745,991
Net loss                                           -                 -       (7,674,518)        (7,674,518)
                                           ----------   ---------------   --------------   ----------------
Balance at December 31, 1999                   8,000        15,294,284         (230,811)        15,071,473
Net loss                                           -                 -         (783,940)          (783,940)
                                           ----------   ---------------   --------------   ----------------
Balance at December 31, 2000               $   8,000    $   15,294,284    $  (1,014,751)   $    14,287,533
                                           ==========   ===============   ==============   ================





          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Year Ended December 31,
                                                           -----------------------------------------------
                                                                 2000            1999            1998
                                                           ---------------  --------------  --------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $     (783,940)  $  (7,674,518)  $   3,151,905
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, amortization and accretion
      of discount on notes                                     15,226,451      16,472,044      18,390,661
    Impairment losses                                                   -         928,000       9,300,000
    Minority interests of others in income from operations        472,095          19,575          83,641
    Deferred income taxes                                         890,220       1,646,848      (4,893,734)
    Gain on early extinguishment of debt                       (9,255,647)              -               -
    Gain on sale of properties                                 (2,176,991)     (2,527,605)    (26,078,853)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                       276,670         197,786         219,529
        Operating supplies, prepaid expenses,
          deposits and other assets                             1,047,821      (4,405,249)      3,987,946
      Increase (decrease) in liabilities:
        Non-refundable security deposits                        9,820,559       9,049,336               -
        Accounts payable and accrued expenses                 (12,257,400)     (1,065,080)      5,553,702
        Accrued interest payable                                 (710,063)       (669,401)       (242,495)
                                                           ---------------  --------------  --------------
Net cash provided by operating activities                       2,549,775      11,971,736       9,472,302

Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties         (4,238,794)     (4,674,649)    (22,173,231)
  Refurbishment of investment properties                       (4,640,874)     (8,054,960)     (5,696,331)
  Cash restricted for refurbishment of properties                 475,692       1,314,710        (976,259)
  Net proceeds from sales of investment properties             11,165,886       8,838,990      53,606,876
  Collections on mortgage and other notes receivable            7,092,927       6,824,103       2,236,599
                                                           ---------------  --------------  --------------
Net cash provided by investing activities                       9,854,837       4,248,194      26,997,654

Cash flows provided by (used in) financing activities:
  Repayment of notes payable                                  (26,477,750)    (76,161,920)    (43,263,684)
  Proceeds from notes payable                                  15,060,000      46,698,272      14,053,727
  Distributions to minority interests                            (166,953)              -        (157,143)
  Deferred financing costs                                     (1,011,584)     (1,916,209)       (553,482)
                                                           ---------------  --------------  --------------
Net cash used in financing activities                         (12,596,287)    (31,379,857)    (29,920,582)
                                                           ---------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents             (191,675)    (15,159,927)      6,549,374

Cash and cash equivalents at beginning of year                  4,421,943      19,581,870      13,032,496
                                                           ---------------  --------------  --------------
Cash and cash equivalents at end of year                   $    4,230,268   $   4,421,943   $  19,581,870
                                                           ===============  ==============  ==============

Supplementary disclosure of cash flow information:
  Cash paid during the year for interest,
   including $315,000 capitalized to land held
   for development in 2000                                 $   27,477,922   $  30,739,320   $  30,820,761
                                                           ===============  ==============  ==============

  Cash paid during the year for income taxes               $            -   $           -   $   4,783,625
                                                           ===============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

1.  Organization and Basis of Presentation

         MOA Hospitality, Inc., an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, manages, and has equity interests in various national brand affiliated limited service lodging facilities in 38 states throughout the United States. At December 31, 2000, the Company's largest concentrations of lodging facilities were located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 10 lodging facilities in Illinois. The consolidated financial statements include the accounts of MOA Hospitality, Inc. and all wholly owned subsidiaries and all entities in which it has a controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation which have not changed operations or stockholders' equity.

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

         Marketing costs are expensed as incurred.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

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

3.  Mortgage and Other Notes Receivable

         Mortgage notes receivable in the amounts of $25,000,007 and $24,454,408 at December 31, 2000 and 1999, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 8% to 12%) receipts over various terms through 2005, although certain notes are callable prior to their due dates.

         Other notes receivable in the amount of $588,303 and $601,828 at December 31, 2000 and 1999, respectively, bear an interest rate of 11% and are receivable through 2016.

         Notes receivable of $11,363,679 at December 31, 1999 have been pledged as collateral for a loan facility. The loan facility had an outstanding balance of $5,985,144 at December 31, 1999.

         Notes receivable of $20,474,765 at December 31, 2000 have been pledged as collateral for a loan facility. The loan facility had an outstanding balance of $10,318,911 at December 31, 2000.

         Two notes receivables in the amounts of $2,164,000 and $964,000 were transferred to an affiliate as of December 31, 1999 in partial settlement of amounts owed to the affiliate pursuant to the tax allocation agreement among the parties.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

4.  Operating Properties

         The major classes of operating properties, at cost, are as follows:
                                                December 31,
                                      -------------------------------
                                            2000            1999
                                      --------------   --------------
Land                                  $  43,897,002    $  45,695,630
Buildings                               223,444,895      238,670,582
Furniture and Equipment                  59,558,636       60,473,596
                                      --------------   --------------
                                        326,900,533      344,839,808
Less:  Accumulated depreciation         (94,534,171)     (88,230,535)
                                      --------------   --------------
                                      $ 232,366,362    $ 256,609,273
                                      ==============   ==============

         Depreciation expense equaled $11,886,201, $12,135,308, and $12,942,987 for the years ended December 31, 2000, 1999 and 1998, respectively.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

           In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. In connection with the construction loan facility, the Company had guaranteed completion of the construction of each property and the subsidiary acquiring the properties had guaranteed the construction loan facility to a maximum of $10.0 million. Property acquisitions were funded from a $150.0 million secured loan facility between the subsidiary acquiring the properties and CS First Boston (`CSFB'). This facility provided for, among other things, interest computed at a rate based upon the thirty (30) day LIBOR rate plus 300 basis points, monthly principal and interest payments at an 11.5% per annum constant, and repayment of the outstanding balance of each funding made pursuant to the facility forty-two (42) months after the date of each such funding. In addition, the Company has pledged its interest in a wholly owned subsidiary to secure up to $20.0 million of borrowing under the facility. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under the $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with no further borrowings available for this loan facility. At December 31, 2000, approximately $14.7 million of borrowings were outstanding under the $150.0 million CSFB secured loan facility. The amount outstanding is secured by eleven properties and a pledge of the common stock of the subsidiary that owns such properties. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.

           In 1994, the Company completed an offering of $80,000,000 in principal amount of 12% Senior Subordinated Notes due April 15, 2004, Series B. In conjunction with this offering, 80,000 shares of common stock were also issued. These Notes have been registered under the Securities Act of 1933 and are freely transferable by holders thereof. Interest on the Notes is payable semiannually. The Notes were not redeemable by the Company prior to April 15, 1999. The Company may redeem the Subordinated Notes at 106% reducing to 100% over the life of the Subordinated Notes plus any accrued and unpaid interest. In October 1999, the Company repurchased from an affiliated company $35 million of the 12% Senior Subordinated Notes for a gain of $1.9 million, which was offset by the accelerated write-off of deferred financing costs of $1.9 million. The repurchase transaction included the assumption of $8.75 million of notes payable of the affiliate. In March 2000, the Company repurchased from an affiliated company $10.5 million of the 12% Subordinated Notes for a gain of approximately $4.2 million which was partially offset by a $0.6 million write-off of accelerated deferred financing costs. The repurchase transaction included the assumption of $4.4 million of notes payable of the affiliate. In October 2000, the Company repurchased from an affiliated company an additional $20.9 million of the 12% Subordinated Notes for a gain of approximately $6.7 million which was partially offset by a $1.1 million write-off of accelerated deferred financing costs. The repurchase transaction included the assumption of $3.7 million of notes payable of the affiliate. A portion of the purchase price ($12,297,000 and $ in 2000 and 1999, respectively) of each repurchase transaction was satisfied through a reduction of tax amounts due from the parent under the tax sharing agreement.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

         An extraordinary gain of $5,653,349, net of income taxes, was recognized in 2000 relating to the repurchase of the 12% Subordinated Notes.

         The declaration and payment of dividends by the Company is restricted by the indenture relating to the 12% Senior Subordinated Notes.

         Subsequent to December 31, 2000 construction financing was secured in the amounts of $3.5 million and $7.0 million, respectively


         A summary of mortgage and other notes payable is as follows:

                                                                                    December 31,
                                                                           ------------------------------
                                                                               2000             1999
                                                                           -------------    -------------
Mortgage and other notes:
Mortgage note payable secured by 93 motels,
  with interest at 8.62% per annum through October 10, 2005.
  Rate equal to greater of 10.62% or ten-year Treasury note
  plus 4.5% thereafter. Principal and interest payable monthly;
  due October 11, 2015.                                                    $140,672,372     $144,826,404

Mortgage note payable secured by 1 motel, with interest at
  9.5% for the first 3 years, then adjusted at years 3 and 6 to
  Prime plus 0.5%; monthly principal and interest; due
  April 20, 2007.                                                             2,075,759                -

Mortgage note payable secured by 1 motel, with interest at 9.0%,
  monthly principal and interest; due December 1, 2010.                       3,000,000                -

Various mortgage notes payable currently secured by 3 and 6 motels at December 31, 2000 and 1999, respectively with fixed interest from 7.85% to 10.25%; principal and interest payments
  payable monthly; due dates from May 1, 1999 to June 1, 2016.                2,331,088        4,877,930

Note secured by undeveloped land with a fixed interest rate of 8%;
  interest payable monthly, Paid In Full March 19, 2001.                      1,440,000        1,440,000

Various mortgage notes payable secured by 1 motel; with variable interest based on prime or Treasury bill rates; principal and
  interest payments payable  monthly; due February 1, 2009.                   2,612,637        2,679,931

Mortgage note payable secured by a 4 motels, with interest at LIBOR plus 3.25%; monthly principal and interest payment, additional monthly principal payment of $20,833.33 and all excess cash flow
  in year one. Due January 1, 2004.                                           7,073,322       10,306,417

Mortgage note payable secured by 8 motels, with interest at Prime plus 0.5% points; monthly principal and interest; due
  April 1, 2006.                                                              7,703,556       16,368,092

Note payable unsecured, with a fixed interest rate of  10%,
  initial principal payment $575,000 and three additional
  annual principal payments of $200,000. Due July 19, 2002.                     362,983          519,098

Mortgage note payable secured by a guarantee of New Image
  with a fixed interest rate of 14%; interest payments payable
  quarterly; due on demand.                                                   8,400,000        8,400,000

Notes payable secured by ten motels and a pledge of stock of one of MOA Hospitality, Inc.'s subsidiaries, with interest at a floating rate of LIBOR plus 3%; principal and interest payments
  payable monthly; due April 8, 2001 through June 18, 2002.                  14,658,999       17,063,737

Industrial development revenue bonds secured by a motel with interest payable semiannually at 10.5%; annual sinking fund
  redemptions of principal on December 1 through 2016.                        3,365,000        3,445,000

Note payable secured by $20,098,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of 9.5%, interest payable monthly and semi-annual principal payment.
  Due October 25, 2001.                                                       1,700,000        3,750,000

Note payable secured by note receivable, with an interest
  rate of Prime plus 1.25%, monthly interest and principal
  payments. Due April 1, 2006                                                10,318,911        5,985,144






Note payable secured by $15,000,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  13.5%. Monthly interest payments. Due December 22, 2000                             -        5,000,000

Note payable secured by $15,000,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  13.5%. Monthly interest payments. Due December 22, 2001                     4,500,000                -

Note payable secured by $10,497,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  9.0%. Monthly interest payments. Due April 15, 2004                         4,565,583                -

Note payable secured by $20,929,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  12%. Monthly interest payments. Due April 15, 2004                          2,000,000                -

Note payable secured by $20,929,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  12%. Monthly interest payments. Due April 15, 2004                            600,000                -

Note payable secured by $20,929,000 of 12% Subordinated Notes repurchased by the Company, with a fixed interest rate of
  12%. Monthly interest payments. Due April 15, 2004                          1,140,000                -

Note payable secured by the cash flow of the LLC  with
  interest at 10.5% ; monthly principal and interest; due May
  15, 2004.                                                                   2,900,317                -

Other notes payable                                                                   -           17,540
                                                                           -------------    -------------
                                                                            221,420,498      224,679,293
Less current portion                                                        (28,518,916)     (13,153,969)
                                                                           -------------    -------------
                                                                           $192,901,582     $211,525,324
                                                                           =============    =============


Principal payments required on notes payable and the Senior Subordinated Notes are scheduled as follows:

Years ended December 31,
2001                                   $ 28,518,916
2002                                     17,580,912
2003                                      7,738,676
2004                                     33,995,923
2005                                    120,964,702
Thereafter                               26,097,369
                                       -------------
Sub-total                               234,896,498
Less:  Discount, net of accumulated
amortization                               (351,205)
                                       -------------
                                       $234,545,293
                                       =============

 6.  Leases

         The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $398,000, $504,000, and $806,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 2000 and thereafter, are approximately as follows:

Years ended December 31,
2001                                  $  296,000
2002                                      86,000
2003                                      35,000
2004                                      35,000
2005                                      33,000
Thereafter                               560,000
                                      -----------
                                      $1,012,000
                                      ===========

         The Company, as lessor, has entered into operating leases with unaffiliated parties to operate seventy-five and forty-three motel properties at December 31, 2000 and 1999, respectively. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have a terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value, which in the aggregate is $141,500,000 and $78,600,000 at December 31, 2000 and 1999, respectively. Nonrefundable deposits, aggregating approximately $19,600,000 and $9,800,000 at December 31, 2000 and 1999,
respectively, received from lessees can be applied towards the purchase prices of the leased properties. In addition, monthly lease payments are allocated between rental income and a nonrefundable purchase price credit to be applied if the purchase option is exercised. The deposits and real estate tax and other amounts collected from the lessees aggregating $4,800,000 and $2,300,000 at December 31, 2000 and 1999, respectively are reflected in the balance sheet as a liability. Future minimum rentals under the lease (assuming that the purchase options are not exercised prior to expiration) are approximately as follows:

Years ended December 31,
2001                                  $ 11,558,000
2002                                    11,225,000
2003                                    10,811,000
2004                                    10,548,000
2005                                     2,647,000
                                      -------------
                                      $ 46,789,000
                                      =============

7.  Impairment losses and restructuring costs

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

8.       Income Taxes

         Total income tax expense was allocated as follows:

                                 2000           1999          1998
                             ------------   ------------   -----------

   Income from operations    $(4,002,914)   $(4,680,555)   $2,068,563
   Extraordinary item          3,602,298              -             -
                             ------------   ------------   -----------
                             $  (400,616)   $(4,680,555)   $2,068,563
                             ============   ============   ===========


         Income tax expense (benefit) consists of:

                                 Current         Deferred         Total
                               ------------    ------------    ------------
Year ended December 31, 2000
   U.S. federal                $(4,987,549)    $ 1,751,331     $(3,236,218)
   State and local                  94,415        (861,111)       (766,696)
                               ------------    ------------    ------------
                               $(4,893,134)    $   890,220     $(4,002,914)
                               ============    ============    ============
Year ended December 31, 1999
   U.S. federal                $(4,711,638)    $   927,573     $(3,784,065)
   State and local              (1,615,767)        719,277        (896,490)
                               ------------    ------------    ------------
                               $(6,327,405)    $ 1,646,850     $(4,680,555)
                               ============    ============    ============
Year ended December 31, 1998
   U.S. federal                $ 5,273,060     $(3,600,699)    $ 1,672,361
   State and local               1,689,240      (1,296,038)        396,202
                               ------------    ------------    ------------
                               $ 6,962,300     $(4,893,737)    $ 2,068,563
                               ============    ============    ============

         Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:

                                        Year Ended December 31,
                                -----------------------------------------
                                    2000           1999           1998
                                ------------   ------------   -----------

Computed "expected" tax
 expense (benefit)              $(3,549,669)   $(4,200,725)   $1,774,959
Increase (decrease) in income
 taxes resulting from:
   State income taxes, net of
    federal income tax effect      (506,021)      (591,684)      261,494
   Other, net                        52,776        111,854        32,110
                                ------------   ------------   -----------
                                $(4,002,914)   $(4,680,555)   $2,068,563
                                ============   ============   ===========

         The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:

                                                        December 31,
                                             ------------------------------
                                                  2000              1999
                                             -------------    -------------
Deferred tax assets:
  Reserves, primarily impairment losses      $ (2,324,446)    $ (3,749,866)
  Net state operating loss carryforwards       (1,920,819)        (806,762)
  Federal tax credits carryover                  (447,201)        (633,727)
  Other, net                                     (275,743)        (265,501)
                                             -------------    -------------
Total deferred tax assets                      (4,968,209)      (5,455,856)
Deferred tax liabilities:
  Lease cost amortization                         949,470                -
  Investment properties, principally due to
  Depreciation and purchase accounting
    Adjustments                                 5,013,757        5,560,654
                                             -------------    -------------
Total deferred tax liabilities                  5,963,227        5,560,654
                                             -------------    -------------
 Net deferred tax liability                  $    995,018     $    104,798
                                             =============    =============

         The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. The Company made payments of approximately $4.8 million, to the parent corporation during 1998. At December 31, 1999 and December 31, 2000, approximately $2.1 million and $1.4 million, respectively is owed to the parent corporation, which has been included in other accounts payable and accrued expenses.

         At December 31, 2000, the Company has net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $14.2 million. The NOLs, which are subject to certain limitations, expire at various dates through 2010.

9.  Acquisitions and Divestitures

         In 1998, the Company sold ten properties, a parcel of vacant land and an investment in a partnership to unaffiliated parties for approximately $65.5 million consisting of $57.2 million of cash and $8.3 in notes receivable; the Company recorded a gain of $26.1 million. The Company also leased five properties to third party operators in 1998.

         In 1999, the Company sold ten properties, including one being accounted for on the installment basis, for approximately $27.8 million consisting of $9.7 million in cash and $18.1 million in notes receivable. The Company realized gains of approximately $2.5 million and deferred recognition of a gain in the approximate amount of $1.7 million relating to the sale being accounted for on the installment basis. The Company also leased an additional thirty-eight properties to third party operators in 1999.

         Also in 1999, the Company purchased one property constructed by an affiliate for the Company. The property was purchased for $2.9 million.

         During 2000, the Company has sold eight properties for approximately $20.8 million consisting of $11.2 million in cash and $7.6 million in first mortgage notes. These sale transactions resulted in a net gain of $2.2 million. The Company also sold a vacant parcel of land at cost during 2000. The Company also purchased a parcel of land in February 2000 for approximately $250,000 cash and a note in the amount of $460,000, which was repaid in 2000.

         The Company, as lessor, has leased an additional thirty-two motel properties during 2000.

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

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                                Carrying                        Carrying
                                 Amount        Fair Value        Amount          Fair Value
                                  2000            2000            1999               1999
                              -------------  --------------   -------------     -------------
Cash and cash equivalents     $  4,230,268   $   4,230,268    $  4,421,943      $  4,421,943

Mortgage and other notes
receivable                      25,588,310      25,959,789      25,056,236        24,759,095

Secured notes payable          221,420,498     217,419,803     224,679,293       224,363,195

12% Senior Subordinated
Notes                           13,124,795       8,668,747      43,501,040        31,320,748


11. Segments

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No 131, "Disclosures About Segments of an Enterprise and Related Information"("Statement No. 131") establishes standards for the manner in which public business enterprises report information regarding reportable operating segments.

          The Company, directly and through subsidiaries, owned 118 lodging facilities in 38 states, 126 lodging facilities in 39 states and 135 lodging facilities in 38 states for the years ended December 31, 2000, 1999 and 1998, respectively. The Company owns a 100% interest in all but one of its properties and also operates all but seventy-five, forty-three and five of its motels for the years ended December 31, 2000, 1999 and 1998, respectively, which are leased to third party tenants pursuant to operating leases and one to an affiliated party. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below. (certain of the 1999 and 1998 numbers have been reclassified to conform to the 2000 presentation):


                                                                     2000                  1999             1998
                                                                   ----------           ----------       ----------
                                                                                     (in thousands)
Motel operations:
  Motel operating revenue:
    Room revenues                                                  $  53,824            $  90,382        $ 107,841
    Ancillary motel revenues                                           4,274                5,504            6,404
                                                                   ----------           ----------       ----------
       Total motel operating revenues                                 58,098               95,886          114,245
  Motel costs and expenses:
    Motel operating expenses                                          31,598               53,856           60,172
    Marketing and royalty fees                                         4,174                6,786            7,515
    Depreciation and amortization                                      7,481               11,468           14,575
                                                                   ----------           ----------       ----------
       Total motel direct expenses                                    43,253               72,110           82,262
                                                                   ----------           ----------       ----------
                                                                      14,845               23,776           31,983
Lease Operations:
  Lease revenues                                                      10,142                2,477                -
  Lease operating expenses                                               460                  158                -
  Depreciation and amortization                                        6,690                1,922                -
                                                                   ----------           ----------       ----------
                                                                       2,992                  397                -
Vending Operations:
  Vending  revenues                                                    1,072                  948              762
  Vending operating expenses                                           1,081                  718              436
  Depreciation and amortization                                          226                  265              170
                                                                   ----------           ----------       ----------
                                                                        (235)                 (35)             156
Corporate Operations
  Other revenues                                                       2,880                4,121            1,319
  General and administrative expenses:
    Management Company Operations                                      4,813                8,944            9,716
    Construction/Acquisition and Divestiture                             975                  907              846
    Vending general and administrative                                   622                  500              543
                                                                   ----------           ----------       ----------
      Total general and administrative expenses                        6,410               10,351           11,105
Impairment losses and restructuring costs                                  -                1,378            9,300
Depreciation and amortization                                            662                1,323            3,250
                                                                   ----------           ----------       ----------
                                                                      (4,192)              (8,931)         (22,336)
                                                                   ----------           ----------       ----------
Net operating income                                                  13,410               15,207            9,803
  Interest expense                                                    25,555               30,070           30,578
                                                                   ----------           ----------       ----------
Loss from operations                                                 (12,145)             (14,863)         (20,775)
  Minority interests                                                    (472)                 (20)             (84)
  Gain on sale of properties                                           2,177                2,528           26,079
                                                                   ----------           ----------       ----------
Income (loss) before income taxes
   and extraordinary item                                            (10,440)             (12,355)           5,220
  Income tax expense (benefit)                                        (4,003)              (4,681)           2,068
                                                                   ----------           ----------       ----------
Income (loss) before extraordinary item                               (6,437)              (7,674)           3,152
   Gain on early extinguishment of debt                                5,653                    -                -
                                                                   ----------           ----------       ----------
Net Income (loss)                                                  $    (784)           $  (7,674)       $   3,152
                                                                   ==========           ==========       ==========

Total Assets:
Motel operations                                                   $ 137,785            $ 207,835        $ 302,132
Lease operations                                                     121,072               73,929                -
Corporate and other                                                   28,826               31,441           36,923
                                                                   ----------           ----------       ----------
                                                                   $ 287,683            $ 313,205        $ 339,055
                                                                   ==========           ==========       ==========

12. Contingencies

                  The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

                  The Company remains contingently liable on a $2.3 million note assumed by a purchaser of an operating property in the event that the purchaser does not perform under its obligations.


             In July 1999, the Company entered into a settlement agreement with ShoLodge resolving all disputes with respect to the litigation initiated by the Company. The settlement agreement requires the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002.


13. Subsequent Events

                  In January 2001 the lessee of two motel properties defaulted under the terms of the operating leases thereby forfeiting security deposits totaling $310,000. The Company assumed the operations of the motels and does not anticipate incurring costs in excess of the forfeited security deposits to repair and restore such motels. Additionally, subsequent to December 31, 2000, the Company has entered into operating leases for two motel properties that require monthly rental payments of $53,000, non-refundable security deposits of $1,200,000 and provides for a final option purchase price of $8,000,000.

                  Also, subsequent to December 31, 2000 the Company obtained construction loans in the amounts of $7,000,000 at an interest rate of 9.75% due March 1, 2006 and $3,500,000 at an interest rate of 8.32%, due when construction is finished which will then be converted to a permanent loan with GE Capital at similar rates for approximately ten years with a twenty year amortization schedule.

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of May 2001.
                                       MOA HOSPITALITY, INC.


                                       By:    /s/ Kurt M. Mueller
                                           Kurt M. Mueller
                                           President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                         Date

   /s/ Paul F. Wallace           Director, Chairman and           May 30, 2001
Paul F. Wallace                  Chief Executive Officer
Principal Executive Officer


   /s/ Kurt M. Mueller           Director, President and          May 30, 2001
Kurt M. Mueller                  Chief Financial Officer
Principal Financial Officer

   /s/ Alan H. Baerenklau        Director                         May 30, 2001
Alan H. Baerenklau


   /s/ Carl W. Desch             Director                         May 30, 2001
Carl W. Desch


   /s/ Peter W. McClean          Director                         May 30, 2001
Peter W. McClean


   /s/ Herbert Gould             Director                         May 30, 2001
Herbert Gould


   /s/ Ronald P. Stewart         Director                         May 30, 2001
Ronald P. Stewart


   /s/ Philip J. Levien          Director                         May 30, 2001
Philip J. Levien

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

 10.4A First Amendment to the Asset Purchase Agreement, dated as of January 23, 1996, incorporated by reference to
         Exhibit 10.4A to the 1996 Form 8-K.

 10.5    Employment Agreement of Daniel W. Daniele dated
         September 14, 1994, incorporated by reference to Exhibit
         10.5 to the 1994 Form 10-K.

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

 10.8 Credit facility agreement up to $150,000,000 between TAD Properties, L.L.C. and Credit Suisse First Boston Mortgage Capital., date as of December 20, 1996, incorporated by reference to Exhibit 10.8 to MOA's Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K).

 10.8A Amendment to credit facility agreement, dated as of October 8, 1997, incorporated by reference to Exhibit 10.8 to MOA's Form 10-K for the fiscal year ended December 31, 1997 (the "1997 Form 10-K).


21.1     Subsidiaries of MOA.