Form 10-Q
period 2001-03-31
MOA HOSPITALITY INC
filed 2002-03-27
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001.

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to ___________

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


Number of shares of Common Stock, $.01 par value outstanding as of February 28, 2002: 800,000

                               INDEX TO FORM 10-Q

                                                                        Page
Part I      Financial Information

Item 1.     Financial Statements

            Condensed consolidated balance sheets - March 31, 2001        2
            (unaudited) and December 31, 2000.

            Condensed consolidated statements of operations -             3
            Three months ended March 31, 2001 and 2000 (unaudited).

            Condensed consolidated statements of cash flows -             4
            Three months ended March 31, 2001 and 2000 (unaudited).

            Notes to condensed consolidated financial statements -        5
            March 31, 2001 (unaudited).


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            General                                                       8

            Results of Operations                                         9

            Liquidity and Capital Resources                              12


Part II     Other Information

Item 1.     Legal Proceedings                                            13

Item 2.     Changes in Securities                                        13

Item 3.     Defaults upon Senior Securities                              13

Item 4.     Submission of Matters to a Vote of Security Holders          13

Item 5.     Other Information                                            13

Item 6.     Exhibits and Reports on Form 8-K                             13


            Signatures                                                   14

                         PART I - FINANCIAL INFORMATION

Item 1.                          Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                          March 31,     December 31,
                                                                            2001             2000
                                                                         -----------    ------------
                                                                         (Unaudited)
 ASSETS
   Current Assets:

   Cash and cash equivalents                                             $    5,715     $     4,230
   Accounts receivable from property operations                               1,541           1,537
   Operating supplies and prepaid expenses                                    2,065           2,032
   Current portion of mortgage and notes receivable                           5,999           6,185
                                                                         -----------    ------------
   Total Current Assets                                                      15,320          13,984
   Investment property:
   Operating properties, net of accumulated depreciation                    230,225         232,366
   Land held for development                                                 10,042           8,366
                                                                         -----------    ------------
   Total investment property                                                240,267         240,732
   Other Assets:
   Deposits and other assets                                                  1,601           2,399
   Mortgage and other notes receivable, less current portion                 13,285          19,403
   Financing and other deferred costs, net of accumulated
      amortization of $15,105 in 2001 and $14,413 in 2000                    10,601          11,165
                                                                         -----------    ------------
   Total Other Assets                                                        25,487          32,967
                                                                         -----------    ------------
      Total Assets                                                       $  281,074     $   287,683
                                                                         ===========    ============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable                                                 $      969     $     1,109
  Real estate taxes payable                                                   1,438           1,373
  Accrued interest payable                                                    2,495           2,003
  Other accounts payable and accrued expenses                                 6,627           6,924
  Other liabilities, including nonrefundable lease deposits of               25,828          24,432
    $20,131 in 2001 and $19,597 in 2000
  Current portion of long-term debt                                          34,745          28,519
                                                                         -----------    ------------
  Total Current Liabilities                                                  72,102          64,360

  Net deferred tax liability                                                    754             995

  Long-term debt, less current portion:
  Mortgage and other notes payable                                          181,406         192,902
  12% Senior Subordinated Notes, net of unamortized
    discount of $309,000 in 2001 and $351,000 in 2000                        13,167          13,125
                                                                         -----------    ------------
  Total Long-term debt, excluding current portion                           194,573         206,027
                                                                         -----------    ------------
  Total Liabilities                                                         267,429         271,382
                                                                         -----------    ------------

  Minority Interests                                                          2,001           2,014
  Stockholders' equity:
  Common stock, $.01 par value, 1,500,000 shares
     authorized; 800,000 shares issued and outstanding                            8               8
     Additional paid-in capital                                              15,294          15,294
     Retained deficit                                                        (3,658)         (1,015)
                                                                         -----------    ------------
  Total stockholders' equity                                                 11,644          14,287
                                                                         -----------    ------------
      Total Liabilities and Stockholders' Equity                         $  281,074     $   287,683
                                                                         ===========    ============





      See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                       Three Months Ended
                                                            March 31
                                                    ------------------------
                                                       2001          2000
                                                    ----------   -----------

Revenues:
  Motel operating revenues                          $   9,870    $   14,658
  Lease revenues                                        2,930         1,894
  Vending revenues                                        329           223
  Other revenues                                          593           671
                                                    ----------   -----------
Total revenues                                         13,722        17,446
Costs and expenses:
  Motel operating expenses                              6,056         9,666
  Marketing and royalty fees                              743         1,055
  General and administrative                            1,786         1,374
  Lease expenses                                          230           120
  Vending expenses                                        381           190
  Depreciation and amortization                         3,626         3,636
                                                    ----------   -----------
Total direct expenses                                  12,822        16,041
                                                    ----------   -----------
Net operating income                                      900         1,405
Interest expense                                        5,241         6,527
                                                    ----------   -----------
Loss from operations                                   (4,341)       (5,122)
Minority interests                                         13            22
Gain on sale of properties                                  -           391
                                                    ----------   -----------
Loss before income taxes
    and extraordinary item                             (4,328)       (4,709)
Income tax benefit                                     (1,685)       (1,833)
                                                    ----------   -----------
Loss before extraordinary item                         (2,643)       (2,876)
Gain on early extinguishment of debt, net of
    applicable income taxes of $1,437                       -         2,255
                                                    ----------   -----------
Net loss                                            $  (2,643)   $     (621)
                                                    ==========   ===========

Net loss per common share:
   Loss before extraordinary item                       (3.30)        (3.60)
   Extraordinary item                                       -          2.82
                                                    ----------   -----------
   Net loss per common share (basic and diluted)    $   (3.30)   $    (0.78)
                                                    ==========   ===========

Weighted average number of
  common shares outstanding                           800,000       800,000
                                                    ==========   ===========



See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                            Three Months Ended
                                                                                  March 31
                                                                           ---------------------
                                                                              2001        2000
                                                                           ---------   ---------
Cash flows (used in) provided by operating activities:
  Net loss                                                                 $ (2,643)   $   (621)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                                         3,654       3,655
  Minority interests of others in net loss
    from operations                                                             (13)        (22)
  Deferred income taxes                                                        (241)        205
  Gain on early extinguishment of debt                                            -      (3,692)
  Gain on sale of properties                                                      -        (391)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                                        (4)          6
      Operating supplies, prepaid expenses,
        deposits and other assets                                              (165)       (975)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                 1,024      (2,016)
        Accrued interest payable                                                492       1,311
                                                                           ---------   ---------
Net cash provided by (used in) operating activities                           2,104      (2,540)
Cash flows provided by investing activities:
  Acquisition and development of investment properties                       (1,676)       (311)
  Refurbishment of investment properties                                       (778)     (1,781)
  Net proceeds from sale of investment properties                                 -       1,540
  Cash restricted for refurbishment of properties                               801        (177)
  Collections on mortgage and other notes receivable                          6,304       1,117
                                                                           ---------   ---------
Net cash provided by investing activities                                     4,651         388
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                                 1,824       6,579
  Repayment of notes payable                                                 (7,094)     (2,623)
  Deferred financing costs                                                        -        (253)
                                                                           ---------   ---------
Net cash (used in) provided by financing activities                          (5,270)      3,703
                                                                           ---------   ---------
Net increase in cash and cash equivalents                                     1,485       1,551
Cash and cash equivalents at beginning of period                              4,230       4,422
                                                                           ---------   ---------
Cash and cash equivalents at end of period                                 $  5,715    $  5,973
                                                                           =========   =========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest                            $  4,692    $  5,158
                                                                           =========   =========




See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2000. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation which have not changed operations or stockholders' equity.

2.  Divestitures and Leasing Activities

         In January through July 31, 2001, the Company leased an additional three, and re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         Subsequent to July 31, 2001 and prior to December 31, 2001 the Company re-leased two of its lodging facilities to third party operators under terms similar to previeous operating lease executed by the Company.

         Subsequent to December 31, 2001 the Company leased an additional two and re-leased one of its loadging facilities to third party operators under terms similiar to previous operating leases executed by the Company.

         In January through July 31, 2001, the Company sold two of its lodging facilities. One for approximately $3.6 million in cash for gain of $963,000 and the other to a related party for $8,000,000 resulting in a deferred gain of $3,260,000 and a note receivable of $7,150,000. The Company also sold its partnership interest in one lodging facility for $200,000. The Company also recognized a deferred gain of $1.7 million on one of it lodging facilities sold in a prior year.

         Subsequent to July 31, 2001 and prior to December 31, 2001, the Company has sold three of its lodging facilities. One of which was previously leased for approximately $1.9 million in cash for a gain of $792,000 and the two others to related parties at fair market value for $9,480,000 resulting in a deferred gain of $2,238,000 and notes receivable of $8,480,000.

         Subsequent to December 31, 2001, the Company sold one of its lodging facilites for approximately $2.2 million in cash for a loss of $696,000.

3. Mortgage and Other Notes Payable

         In January through March 31, 2001 the Company was advanced $1.8 million on loans of $10.5 million for construction advances on two properties under construction.

         In June 2001, the Company refinanced $3,997,000 of debt with new loans of $3,425,000 at 8.84% due August 1, 2011, with monthly principal and interest payments of $30,464 secured by two properties located in East Syracuse, NY and Wilson, NC.

         In July 2001, the Company borrowed $1,000,000 at prime plus .5% due June 12, 2002.

         During July through September 30, 2001 the Company was advanced an additional $2.2 million toward the construction of one property under construction.

         In July 2001, the Company borrowed $3,500,000 at 8.67% due September 1, 2011 with monthly principal and interest payments of $30,751 secured by one property in Milford, MA, which was used to pay off an existing construction loan with a balance of $2,877,000.


         In August 2001, a subsidiary of the Company purchased a vending company and assumed debt in the amount of $250,000, non interest bearing with three annual payments of $83,333, due August 24, 2002, August 24, 2003 and August 24, 2004, $134,000, due November 1, 2008, with monthly principal and interest payments of $2,168 and $111,000, due April 1, 2007, with monthly principal and interest payments of $2,146.

         In October 2001, the Company repurchased an additional $1.9 million of the 12% Senior Subordinated Notes from an affiliate at fair market value for a pre-tax gain $431,000.

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

6.       Segments

                  As of March 31, 2001 he Company, directly and through subsidiaries, owned 118 lodging facilities in 38 states. The Company owns a 100% interest in all but one of its properties. The Company operates forty-four of its motels and leases seventy-four of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                    Three months ended
                                                          March 31
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
Motel operations:
  Motel operating revenue:
    Room revenues                                  $  8,996     $ 13,436
    Ancillary motel revenues                            874        1,222
                                                   ---------    ---------
       Total motel operating revenues                 9,870       14,658
  Motel costs and expenses:
    Motel operating expenses                          6,057        9,666
    Marketing and royalty fees                          743        1,055
    Depreciation and amortization                     1,670        2,379
                                                   ---------    ---------
       Total motel direct expenses                    8,470       13,100
                                                   ---------    ---------
                                                      1,400        1,558
Lease Operations
    Lease revenues                                    2,930        1,894
    Lease expenses                                      230          120
    Depreciation and amortization                     1,708        1,074
                                                   ---------    ---------
                                                        992          700
Vending Operations
    Vending revenues                                    329          223
    Vending expenses                                    381          190
    Depreciation and amortization                        76           47
                                                   ---------    ---------
                                                       (128)         (14)

Corporate Operations
  Other revenues                                        593          671
  General and administrative expenses:
    Management Company Operations                     1,472        1,102
    Construction/Acquisition and Divestiture             34          154
    Vending - general and administrative                280          118
                                                   ---------    ---------
      Total general and administrative expenses       1,786        1,374
Depreciation and amortization                           171          136
                                                   ---------    ---------
                                                     (1,364)        (839)
                                                   ---------    ---------
Net operating income                                    900        1,405
  Interest expense                                    5,241        6,527
                                                   ---------    ---------
Loss from operations                                 (4,341)      (5,122)
  Minority interests                                     13           22
  Gain on sale of properties                              -          391
                                                   ---------    ---------
Loss before income taxes                             (4,328)      (4,709)
  Income tax expense  (benefit)                      (1,685)      (1,833)
                                                   ---------    ---------
Net loss before extraordinary item                   (2,643)      (2,876)
  Gain on early extinguishment of debt                    0        2,255
                                                   ---------    ---------
Net Loss                                           $ (2,643)    $   (621)



Total Assets:
Motel Operations                                   $141,016     $179,700
Lease Operations                                    117,039       97,082
Other Operations                                     23,019       35,446
                                                   ---------    ---------
                                                   $281,074     $312,228

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND AS SUCH, SPEAK ONLY AS OF THE DATE MADE. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED AT THE TIME OF THE FORWARD-LOOKING STATEMENTS ARE MADE, INCLUDING, WITHOUT LIMITATION, RISKS AND UNCERTAINTIES ASSOCIATED WITH THE
FOLLOWING: GENERAL REAL ESTATE, TRAVEL AND NATIONAL AND INTERNATIONAL ECONOMIC CONDITIONS, INCLUDING THE SEVERITY AND DURATION OF THE DOWNTURN RESULTING FROM THE SEPTEMBER 11, 2001 TERRORIST ATTACKS ON NEW YORK AND WASHINGTON, D.C.;. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on RevPAR and occupancy throughout 2001 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the third quarter RevPAR and occupancy have decreased to $38.19 and 69.61%, respectively, for 2001 versus $38.94 and 71.03% for 2000. For the period subsequent to September 11, 2001 through October 31, 2001, RevPar and occupancy have decreased to $37.98 and 69.57%.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.

                                                                           Supplemental Operating Results and Statistics
                                                          --------------------------------------------------------------------------


                                                                                    Three Months Ended March 31
                                                          --------------------------------------------------------------------------
                                                              Motels Owned               Acquisitions/
                                                              Both Periods               Divestitures              Consolidated
                                                          ----------------------    --------------------    ------------------------
                                                            2001        2000           2001       2000           2001       2000
                                                          ----------  ----------    ---------  ---------    -----------  -----------
                                                                             (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                         $   8,897   $   8,847     $     99   $  4,589     $    8,996   $   13,436
    Ancillary motel revenues                                    867         901            7        321            874        1,222
                                                          ----------  ----------    ---------  ---------    -----------  -----------
      Total motel operating revenues                          9,764       9,748          106      4,910          9,870       14,658
  Motel costs and expenses:
    Motel operating expenses                                  5,971       5,593           86      4,073          6,057        9,666
    Marketing and royalty fees                                  735         660            8        395            743        1,055
    Depreciation and amortization                             1,412       1,328          258      1,051          1,670        2,379
                                                          ----------  ----------    ---------  ---------    -----------  -----------
      Total motel direct expenses                             8,118       7,581          352      5,519          8,470       13,100
                                                          ----------  ----------    ---------  ---------    -----------  -----------
                                                          $   1,646   $   2,167     $   (246)  $   (609)         1,400        1,558
                                                          ==========  ==========    =========  =========

Lease operations:
Lease revenues                                                                                                   2,930        1,894
Lease expenses                                                                                                     230          120
Depreciation and amortization                                                                                    1,708        1,074
                                                                                                            -----------  -----------
                                                                                                                   992          700
Vending operations:
Vending revenues                                                                                                   329          223
Vending expenses                                                                                                   381          190
Depreciation and amortization                                                                                       76           47
                                                                                                            -----------  -----------
                                                                                                                  (128)         (14)
Corporate operations:
  Other revenues, net                                                                                              593          671

  General and administrative expenses:
    Management Company Operations                                                                                1,472        1,102
    Construction/Acquisition
        and Divestiture                                                                                             34          154
    Vending general and administrative                                                                             280          118
                                                                                                            -----------  -----------
      Total general and administrative expenses                                                                  1,786        1,374
  Depreciation and amortization                                                                                    171          136
                                                                                                            -----------  -----------
                                                                                                                (1,364)        (839)
                                                                                                            -----------  -----------
Net operating income                                                                                        $      900   $    1,405
                                                                                                            ===========  ===========

Other data:
Number of motels at period end (5)                               43          43            1         20             44           63
Number of rooms at period end (5)                             3,706       3,710           62      1,730          3,768        5,440
Occupancy percentage (5)                                      60.86%      59.91%       69.49%     52.72%         60.96%       58.39%
ADR (1) (5)                                               $   43.82   $   43.73     $  38.22   $  39.40     $    43.75   $    46.47
REVPAR (2) (5)                                            $   29.27   $   28.86     $  26.82   $  22.22     $    29.25   $    29.60
Net operating income margin (3)                                                                                   6.56%        8.05%
Net motel revenue margin (4) (5)                              34.37%      39.51%       17.04%      9.63%         34.13%       29.30%

--------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At March 31, 2001 and for the three months then ended, excludes amounts related to the seventy-four motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $13,722,000 for the three months ended March 31, 2001 from $17,446,000 for the three months ended March 31, 2000, a decrease of $3,716,000 or 21.3%.

         Motel revenues decreased to $9,870,000 for the three months ended March 31, 2001 from $14,658,000 for the three months ended March 31, 2000, a decrease of $4,788,000 or 32.6%. The motel revenues for motels owned during both periods increased approximately $16,000 and revenues for motels acquired and divested since January 1, 2000 decreased by $4,804,000. Motel revenues for motels owned during both periods changed less than 1%. The increase in motel revenues for motels owned during both periods was attributable to a combined increase in the average daily rate ("ADR") and the occupancy rate. The ADR for the motels owned during both periods increased to $43.82 for the three months ended March 31, 2001 from $43.73 for the three months ended March 31, 2000, an increase of $0.09 or less than 1%. The occupancy for the motels owned during both periods increased to 60.7% for the three months ended March 31, 2001 from 59.91% for the three months ended March 31, 2000, an increase of 1.3%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $29.27 for the three months ended March 31, 2001 from $28.86 for the three months ended March 31, 2000, an increase of $.41 or 1.4%. The acquired and divested motels had an occupancy percentage of 69.5%, an ADR of $38.22 and REVPAR of $26.82 for the period, which they were owned by the Company in 2001.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $6,056,000 for the three months ended March 31, 2001 from $9,666,000 for the three months ended March 31, 2000, a net decrease of $3,610,000 or 37.3%. Motel operating expenses for motels acquired and divested since January 1, 2000 decreased to $86,000 for the three months ended March 31, 2001 from $4,073,000 for the three months ended March 31, 2000, a decrease of $3,987,000 or 97.9%. The decrease was partially offset by an increase of $378,000 or 6.8% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $5,971,000 for the three months ended March 31, 2001 from $5,593,000 for the three months ended March 31, 2000. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues decreased to 61.4% for the three months ended March 31, 2001 from 65.9% for the three months ended March 31, 2000. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 61.2% for the three months ended March 31, 2001 from 57.4% for the three months ended March 31, 2000.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $743,000 for the three months ended March 31, 2001 from $1,055,000 for the three months ended March 31, 2000, a decrease of $312,000 or 29.6%. The marketing and royalty fees for motels owned during both periods increased to $735,000 for the three months ended March 31, 2001 from $660,000 for the three months ended March 31, 2000, an increase of $75,000 or 11.4%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 8.3% for the three months ended March 31, 2001 from 7.5% for the three months ended March 31, 2000. The increase in marketing and royalty fees for motels owned in both periods are principally due to an increase in royalty rates. Marketing and royalty fees for motels acquired and divested since January 1, 2000 decreased to $8,000 for the three months ended March 31, 2001 from $395,000 for the three months ended March 31, 2000. Franchise fees declined due to the leasing of properties to third parties.

         Lease operations increased to $992,000 for the three months ended March 31, 2001 from $700,000 for the three months ended March 31, 2000, an increase of $292,000, which results from an increase to 74 leased properties with an asset value of $117,039,000 at March 31, 2001 compared with 60 leased properties with an asset value of $97,082,000 at March 31, 2000.

         Vending operations decreased to $128,000 for the three months ended March 31, 2001 from $14,000 for the three months ended March 31, 1999, a decrease of $114,000.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations increased $370,000 to $1,472,000 for the three months ended March 31, 2001 from $1,102,000 for the three months ended March 31, 2000, an increase of 33.6%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $120,000 from $154,000 for the three months ended March 31, 2000 to $34,000 for the three months ended March 31, 2001. Vending General and Administrative expenses increased $162,000 to $280,000 for the three months ended March 31, 2001 from $118,000 for the three months ended March 31, 2000. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 14.9% for the three months ended March 31, 2001 and 7.5% for the three months ended March 31, 2000.

         Depreciation and amortization decreased to $3,626,000 for the three months ended March 31, 2001 from $3,636,000 for the three months ended March 31, 2000, a net decrease of $10,000 or less than 1%.

         Net operating income decreased to $900,000 for the three months ended March 31, 2001 from $1,405,000 for the three months ended March 31, 2000, a decrease of $505,000 or 35.9%. The decrease in net operating income included a decrease of $867,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $867,000 decrease in net motel revenues, a decrease of $437,000 resulted from the motels owned during both periods or a decrease of 12.5%. Net motel revenues for motels acquired and divested since January 1, 2000 decreased $430,000. The remaining net increase is a result of the increased leasing activities and the reduction of management general and administrative expenses. Net operating income as a percent of total revenues was 6.6% for the three months ended March 31, 2001 as compared to 8.1% for the three months ended March 31, 2000.

         Interest expense decreased to $5,241,000 for the three months ended March 31, 2001 from $6,527,000 for the three months ended March 31, 2000, a decrease of $1,286,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the first quarter of 2001 as compared to the first quarter 2000.

         Net loss before the extraordinary item decreased to $2,643,000 for the three months ended March 31, 2001 from $2,876,000 for the three months ended March 31, 2000. Net loss including the extraordinary gain of $2,255,000 on the extinguishment of a portion of the subordinated notes payable for the quarter ended March 31, 2000 was $621,000 for the three months ended March 31, 2000 compared with $2,643,000 for the three months ended March 31, 2001.

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

                  In January through March 31, 2001 the Company was advanced $1.8 million on loans of $10.5 million for construction advances on two properties under construction.

                  In June 2001, the Company refinanced $3,997,000 of debt with new loans of $3,425,000 at 8.84% due August 1, 2011, with monthly principal and interest payments of $30,464 secured by two properties located in East Syracuse, NY and Wilson, NC.

                  In July 2001, the Company borrowed $1,000,000 at prime plus 0.5% due June 12, 2002.

                  During April through July 31, 2001 the Company was advanced an additional $1,469,000 toward the construction of it two properties under construction.

                  In July 2001, the Company borrowed $3,500,000 at 8.67% due September 1, 2011 with monthly principal and interest payments of $30,751 secured by one property in Milford, MA, which was used to pay off an existing construction loan with a balance of $2,877,000.

           In Octboer 2001, the Company repurchased an additional $1.9 million of the 12% Senior Subordinated Notes from an affiliate at fair market value for a pre-tax gain of $431,000.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations.

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $778,000 and $1,781,000 for the three months ended March 31, 2001 and 2000, respectively. In addition, as of March 31, 2001, the Company had $574,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the three months ended March 31, 2001, cash and cash equivalents increased $1,485,000. This increase consisted of $4,651,000 of funds provided by investing activities and $5,270,000 of funds used by financing activities and $2,104,000 of funds provided by operations. Net investing activities of $4,651,000 include: $1,676,000 of cash utilized for motel development and $778,000 expended on refurbishment of existing properties, offset by $6,304,000 of cash provided from the collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $801,000. Cash used in financing activities includes: $7,094,000 of cash utilized to repay indebtedness and $1,824,000 from proceeds from notes payable.

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

                                                     MOA HOSPITALITY, INC.




February 28, 2001                      By:     /s/  Kurt M. Mueller
                                          --------------------------
                                          Kurt M. Mueller
                                          President and Chief Financial Officer


February 28, 2001                      By:    /s/   Blane P. Evans
                                          --------------------------
                                          Blane P. Evans
                                          Secretary and Treasurer