Form 10-Q
period 2001-06-30
MOA HOSPITALITY INC
filed 2002-03-27
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001.

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
                                                              [ ] Yes    [X] No


Number of shares of Common Stock, $.01 par value outstanding as of
March 14, 2002:      800,000

                               INDEX TO FORM 10-Q

                                                                          Page
Part I                  Financial Information

Item 1.    Financial Statements

           Condensed consolidated balance sheets - June 30, 2001            2
           (unaudited) and December 31, 2000.

           Condensed consolidated statements of operations -                3
           Three months ended June 30, 2001 and 2000 and
           Six months ended June 30, 2001 and 2000 (unaudited).

           Condensed consolidated statements of cash flows -                4
           Six months ended June 30, 2001 and 2000 (unaudited).

           Notes to condensed consolidated financial statements -           5
           June 30, 2001 (unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           General                                                          8

           Results of Operations                                            9

           Liquidity and Capital Resources                                 15


Part II    Other Information

Item 1.    Legal Proceedings                                               16

Item 2.    Changes in Securities                                           16

Item 3.    Defaults upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16


Signatures                                                                 17

                         PART I - FINANCIAL INFORMATION

 Item 1.                      Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                   June 30,     December 31,
                                                                                     2001           2000
                                                                                ------------    ------------
                                                                                (Unaudited)
  ASSETS
    Current Assets:
      Cash and cash equivalents                                                 $     5,573     $     4,230
      Accounts receivable from property operations                                    1,945           1,537
      Operating supplies and prepaid expenses                                         2,007           2,032
      Current portion of mortgage and notes receivable                                  242           6,185
                                                                                ------------    ------------
    Total Current Assets                                                              9,767          13,984
    Investment property:
      Operating properties, net of accumulated depreciation                         219,858         232,366
      Land held for development                                                      12,377           8,366
                                                                                ------------    ------------
    Total investment property                                                       232,235         240,732
    Other Assets:
      Deposits and other assets                                                       2,427           2,399
      Mortgage and other notes receivable, less current portion                      19,880          19,403
      Financing and other deferred costs, net of accumulated
      amortization of $15,803 in 2001 and $14,413 in 2000                            10,179          11,165
                                                                                ------------    ------------
    Total Other Assets                                                               32,486          32,967
                                                                                ------------    ------------
    Total Assets                                                                $   274,488     $   287,683
                                                                                ============    ============


  LIABILITIES, MINORITY INTERESTS AND
    STOCKHOLDERS' EQUITY
    Current Liabilities:
      Trade accounts payable                                                    $     1,103     $     1,109
      Real estate taxes payable                                                       1,520           1,373
      Accrued interest payable                                                        1,752           2,003
      Other accounts payable and accrued expenses                                     3,163           6,924
      Other liabilities, including nonrefundable lease
        deposits of $21,508 in 2001 and $19,597 in 2000                              31,529          24,432
      Current portion of long-term debt                                              34,057          28,519
                                                                                ------------    ------------
    Total Current Liabilities                                                        73,124          64,360

    Net deferred tax liabilty                                                           235             995

    Long-term debt, less current portion:
      Mortgage and other notes payable                                              175,865         192,902
      12% Senior Subordinated Notes, net of unamortized
        discount of $265,000 in 2001 and $351,000 in 2000                            13,211          13,125
                                                                                ------------    ------------
    Total Long-term debt, excluding current portion                                 189,076         206,027
                                                                                ------------    ------------
    Total Liabilities                                                               262,435         271,382
                                                                                ------------    ------------

    Minority Interests                                                                    -           2,014
    Stockholders' equity:
      Common stock, $.01 par value, 1,500,000 shares
        authorized; 800,000 shares issued and outstanding                                 8               8
      Additional paid-in capital                                                     15,294          15,294
      Retained deficit                                                               (3,249)         (1,015)
                                                                                ------------    ------------
    Total Stockholders' Equity                                                       12,053          14,287
                                                                                ------------    ------------
    Total Liabilities and Stockholders' Equity                                  $   274,488     $   287,683
                                                                                ============    ============




 See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                               Three Months Ended             Six Months Ended
                                                                    June 30                        June 30
                                                           --------------------------    --------------------------
                                                              2000            2001           2000          2001
                                                           -----------    -----------    -----------    -----------
Revenues:
  Motel operating revenues                                 $   12,322     $   15,325     $   22,192     $   29,984
  Lease revenues                                                2,817          2,618          5,748          4,512
  Vending revenues                                                422            257            751            480
  Other revenues                                                  615            798          1,207          1,469
                                                           -----------    -----------    -----------    -----------
Total revenues                                                 16,176         18,998         29,898         36,445
Costs and expenses:
  Motel operating expenses                                      6,542          8,105         12,598         17,771
  Marketing and royalty fees                                      841          1,137          1,584          2,192
  General and administrative                                    1,489          1,472          3,275          2,846
  Lease expenses                                                  (52)            75            178            195
  Vending expenses                                                443            233            824            423
  Depreciation and amortization                                 3,601          3,523          7,227          7,159
                                                           -----------    -----------    -----------    -----------
Total direct expenses                                          12,864         14,545         25,686         30,586
                                                           -----------    -----------    -----------    -----------
Net operating income                                            3,312          4,453          4,212          5,859
Interest expense                                                5,268          6,318         10,509         12,845
                                                           -----------    -----------    -----------    -----------
Loss from operations                                           (1,956)        (1,865)        (6,297)        (6,986)
Minority interests                                                (33)             3            (20)            24
Gain on sale of properties                                      2,659            693          2,659          1,084
                                                           -----------    -----------    -----------    -----------
Income (loss) before income taxes
  and extraordinary item                                          670         (1,169)        (3,658)        (5,878)
Income tax expense (benefit)                                      261           (455)        (1,424)        (2,288)
                                                           -----------    -----------    -----------    -----------
Income (loss) before extraordinary item                           409           (714)        (2,234)        (3,590)
Gain on early extinguishment of debt, net of
  applicable income taxes of $1,437                                 -              -              -          2,255
                                                           -----------    -----------    -----------    -----------
Net income (loss)                                          $      409     $     (714)    $   (2,234)    $   (1,335)
                                                           ===========    ===========    ===========    ===========



Income (loss) per common share:
  Loss before extraordinary item                           $     0.51     $    (0.89)    $    (2.79)    $    (4.49)
  Extraordinary item                                                -              -              -           2.82
                                                           -----------    -----------    -----------    -----------
Net income (loss) per common share (basic and diluted)     $     0.51     $    (0.89)    $    (2.79)    $    (1.67)
                                                           ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding          800,000        800,000        800,000        800,000
                                                           ===========    ===========    ===========    ===========


        See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                      Six Months Ended
                                                                                           June 30
                                                                                -------------------------
                                                                                    2001          2000
                                                                                -----------   -----------
 Cash flows used in operating activities:
   Net loss                                                                     $   (2,234)   $   (1,335)
   Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
    Depreciation, amortization and accretion of discount on notes                    7,313         7,227
    Minority interests of others in net loss from operations                            20           (24)
    Deferred income taxes                                                             (760)        2,456
    Gain on early extinguishment of debt                                                 -        (3,692)
    Gain on sale of properties                                                      (2,659)       (1,084)
   Change in assets and liabilities:
    (Increase) decrease in assets:
     Accounts receivable                                                              (408)          159
     Operating supplies, prepaid expenses, deposits and other assets                (1,164)       (8,547)
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                           2,470         1,858
     Accrued interest payable                                                         (251)          970
                                                                                -----------   -----------
Net cash provided by (used in) operating activities                                  2,327        (2,012)
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties                              (4,011)       (1,096)
  Refurbishment of investment properties                                            (1,615)       (2,706)
  Net proceeds from sale of investment properties                                    2,903         7,241
  Cash restricted for refurbishment of properties                                      860          (544)
  Collections on mortgage and other notes receivable                                12,616         2,858
                                                                                -----------   -----------
Net cash provided by investing activities                                           10,753         5,753
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                                        8,411        11,979
  Repayment of notes payable                                                       (19,909)      (11,728)
  Deferred financing costs                                                            (239)         (764)
                                                                                -----------   -----------
Net cash used in financing activities                                              (11,737)         (513)
                                                                                -----------   -----------
Net increase in cash and cash equivalents                                            1,343         3,228
Cash and cash equivalents at beginning of period                                     4,230         4,422
                                                                                -----------   -----------
Cash and cash equivalents at end of period                                      $    5,573    $    7,650
                                                                                ===========   ===========

Supplementary disclosure of cash flow information:
  Cash paid during the period for interest                                      $   10,674    $   11,768
                                                                                ===========   ===========
  Cash paid (net of refunds received) during the period for income taxes        $       77    $      159
                                                                                ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2000. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation, which have not changed operations or stockholders' equity.

2.  Divestitures and Leasing Activities

         In January through July 31, 2001, the Company leased an additional three, and re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         Subsequent to July 31, 2001 and prior to December 31, 2001, the Company re-leased two of its lodging facilities to third part y operators under terms similar to previous operating leases executed by the Company

         Subsequent to December 31, 2001, the Company leased an additional two and re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In January through July 31, 2001, the Company sold two of its lodging facilities. One for approximately $3.6 million in cash for a gain of $963,000 and the other to a related party at fair market value for $8,000,000 resulting in a deferred gain of $3,260,000 and a note receivable of $7,150,000. The Company also sold its partnership interest in one lodging facility for $200,000. The Company also recognized a deferred gain of $1.7 million on one of it lodging facilities sold in a prior year.

         Subsequent to July 31, 2001 and prior to December 31, 2001, the Company has sold three of its lodging facilities, one of which was previously leased for approximately $1.9 million in cash for a gain of $792,000 and two others to related parties at fair market value for $9,480,000 resulting in a deferred gain of $2,238,000 and notes receivable of $8,480,000.

         Subsequent to December 31, 2001, the Company sold one of its lodging facilities for approximately $2.2 million in cash for a loss of $696,000.


3. Mortgage and Other Notes Payable

         In January through June 30, 2001 the Company was advanced $4.0 million on loans of $10.5 million for construction advances on two properties under construction.

         In June 2001, the Company refinanced $3,997,000 of debt with new loans of $3,425,000 at 8.84% due August 1, 2011, with monthly principal and interest payments of $30,464 secured by two properties located in East Syracuse, NY and Wilson, NC.

         In July 2001, the Company borrowed $1,000,000 at prime plus .5% due June 12, 2002.

         During July through September 30, 2001 the Company was advanced an additional $461,000 toward the construction of one property under construction.

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

6. Segments

                  As of June 30, 2001 the Company, directly and through subsidiaries, owned 115 lodging facilities in 39 states. The Company owns a 100% interest in all of its properties. The Company operates forty of its motels and leases seventy-five of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                        Three months ended              Six months ended
                                                             June 30                         June 30
                                                    -------------------------      --------------------------
                                                       2001            2000           2001            2000
                                                    ----------     ----------      ----------      ----------
Motel operations:
  Motel operating revenue:
    Room revenues                                   $  11,161      $  14,315       $  20,159       $  27,900
    Ancillary motel revenues                            1,161          1,010           2,033           2,084
                                                    ----------     ----------      ----------      ----------
       Total motel operating revenues                  12,322         15,325          22,192          29,984
  Motel costs and expenses:
    Motel operating expenses                            6,542          8,105          12,598          17,771
    Marketing and royalty fees                            841          1,137           1,584           2,192
    Depreciation and amortization                       1,633          1,981           3,280           4,323
                                                    ----------     ----------      ----------      ----------
       Total motel direct expenses                      9,016         11,223          17,462          24,286
                                                    ----------     ----------      ----------      ----------
                                                        3,306          4,102           4,730           5,698
Lease Operations
   Lease  revenues                                      2,817          2,618           5,748           4,512
   Lease  expenses                                        (52)            75             178             195
   Depreciation and amortization                        1,692          1,312           3,422           2,376
                                                    ----------     ----------      ----------      ----------
                                                        1,177          1,231           2,148           1,941
Vending Operations
   Vending  revenues                                      422            257             751             480
   Vending  expenses                                      443            233             824             423
   Depreciation and amortization                           86             49             162              96
                                                    ----------     ----------      ----------      ----------
                                                         (107)           (25)           (235)            (39)

Corporate Operations
  Other revenues                                          615            798           1,207           1,469
  General and administrative expenses:
    Management Company Operations                       1,086          1,159           2,557           2,260
    Construction/Acquisition and Divestiture              107            224             141             379
    Vending - general and administrative                  296             89             577             207
                                                    ----------     ----------      ----------      ----------
      Total general and administrative expenses         1,489          1,472           3,275           2,846
Depreciation and amortization                             190            181             363             364
                                                    ----------     ----------      ----------      ----------
                                                       (1,064)          (855)         (2,431)         (1,741)

Net operating income                                    3,312          4,453           4,212           5,859
  Interest expense                                      5,268          6,318          10,509          12,845
                                                    ----------     ----------      ----------      ----------
Loss from operations                                   (1,956)        (1,865)         (6,297)         (6,986)
  Minority interests                                      (33)             3             (20)             24
  Gain on sale of properties                            2,659            693           2,659           1,084
                                                    ----------     ----------      ----------      ----------
Income (loss) before income taxes
   and extraordinary item                                 670         (1,169)         (3,658)         (5,878)
Income tax expense (benefit)                              261           (455)         (1,424)         (2,288)
                                                    ----------     ----------      ----------      ----------
Income (loss) before extraordinary item                   409           (714)         (2,234)         (3,590)
  Gain on early extinguishment of debt                      -              -               -           2,255
                                                    ----------     ----------      ----------      ----------
Net income (loss)                                   $     409      $    (714)      $  (2,234)      $  (1,335)
                                                    ==========     ==========      ==========      ==========
Total Assets:
Motel Operations                                                                     $132,367      $ 161,416
Lease Operations                                                                      117,768        108,162
Corporate and other                                                                    24,353         44,109
                                                                                     ---------     ----------
                                                                                     $274,488      $ 313,687
                                                                                     =========     ==========

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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on RevPAR and occupancy throughout 2001 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the third quarter RevPAR and occupancy have decreased to $38.69 and 70.2%, respectively, for 2001 versus $38.94 and 71.03 % for 2000. For the period subsequent to September 11, 2001 through November 30, 2001, RevPar and occupancy have decreased to $39.36 and 69.23 %.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended June 30, 2001 compared to the Three Months
Ended June 30, 2000

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2000 numbers have been reclassified to conform to the 2001 presentation):

                                                                    Supplemental Operating Results and Statistics
                                                       -------------------------------------------------------------------------
                                                                                     (unaudited)

                                                                              Three Months Ended June 30
                                                       ------------------------------------------------------------------------
                                                           Motels Owned            Acquisitions/
                                                           Both Periods            Divestitures              Consolidated
                                                       ----------------------  ----------------------  ------------------------
                                                         2001        2000        2001        2000         2001         2000
                                                       ----------  ----------  ----------  ----------  -----------  -----------
                                                                      (dollars in thousands, except Other data)
 Motel operations:
   Motel operating revenues:
     Room revenues                                     $  10,297   $  10,375   $     864   $   3,940   $   11,161   $   14,315
     Ancillary motel revenues                                857         873         304         137        1,161        1,010
                                                       ----------  ----------  ----------  ----------  -----------  -----------
       Total motel operating revenues                     11,154      11,248       1,168       4,077       12,322       15,325
   Motel costs and expenses:
     Motel operating expenses                              5,562       5,327         980       2,778        6,542        8,105
     Marketing and royalty fees                              772         799          69         338          841        1,137
     Depreciation and amortization                         1,259       1,190         374         791        1,633        1,981
                                                       ----------  ----------  ----------  ----------  -----------  -----------
       Total motel direct expenses                         7,593       7,316       1,423       3,907        9,016       11,223
                                                       ----------  ----------  ----------  ----------  -----------  -----------
                                                       $   3,561   $   3,932   $    (255)  $     170        3,306        4,102
                                                       ==========  ==========  ==========  ==========

 Lease operations:
 Lease revenues                                                                                             2,817        2,618
 Lease expenses                                                                                               (52)          75
 Depreciation and amortization                                                                              1,692        1,312
                                                                                                       -----------  -----------
                                                                                                            1,177        1,231
 Vending operations:
 Vending revenues                                                                                             422          257
 Vending expenses                                                                                             443          233
 Depreciation and amortization                                                                                 86           49
                                                                                                       -----------  -----------
                                                                                                             (107)         (25)
 Corporate operations:
   Other revenues, net                                                                                        615          798

   General and administrative expenses:
     Management Company Operations                                                                          1,086        1,159
     Construction/Acquisition
         and Divestiture                                                                                      107          224
     Vending general and administrative                                                                       296           89
                                                                                                       -----------  -----------
       Total general and administrative expenses                                                            1,489        1,472
   Depreciation and amortization                                                                              190          181
                                                                                                       -----------  -----------
                                                                                                           (1,064)        (855)
                                                                                                       -----------  -----------
 Net operating income                                                                                  $    3,312   $    4,453
                                                                                                       ===========  ===========

 Other data:
 Number of motels at period end (5)                           38          38           2          12           40           50
 Number of rooms at period end (5)                         3,153       3,159         196       1,145        3,349        4,304
 Occupancy percentage (5)                                  71.24%      72.69%      63.19%      60.50%       70.71%       69.08%
 ADR (1) (5)                                           $   48.43   $   47.74   $   37.91   $   44.06   $    47.81   $    48.40
 REVPAR (2) (5)                                        $   37.38   $   37.62   $   38.14   $   31.91   $    37.43   $    35.81
 Net operating income margin (3)                                                                            20.47%       23.44%
 Net motel revenue margin (4) (5)                          46.81%      49.37%      13.77%      24.39%       44.25%       42.49%

      -----------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2001 and for the three months then ended, excludes amounts related to the seventy-five motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $16,176,000 for the three months ended June 30, 2001 from $18,998,000 for the three months ended June 30, 2000, a decrease of $2,822,000 or 14.9% primarily as a result of the leasing activity of the Company. As lessor of 75 motels at June 30, 2001 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $12,322,000 for the three months ended June 30, 2001 from $15,325,000 for the three months ended June 30, 2000, a decrease of $3,003,000 or 19.6%. The motel revenues for motels owned during both periods decreased approximately $94,000, in addition there was a decrease of $2,909,000 in motel revenues for motels acquired and divested since April 1, 2000. Motel revenues for motels owned during both periods decreased by less than 1.0%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy. The ADR for the motels owned during both periods increased to $48.43 for the three months ended June 30, 2001 from $47.74 for the three months ended June 30, 2000, an increase of $.69 or 1.4%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $37.38 for the three months ended June 30, 2001 from $37.62 for the three months ended June 30, 2000, a decrease of $0.24 or .01%. The acquired and divested motels had an occupancy percentage of 63.19%, an ADR of $37.91 and REVPAR of $38.14 for the three months ended June 30, 2001.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $6,542,000 for the three months ended June 30, 2001 from $8,105,000 for the three months ended June 30, 2000, a net decrease of $1,563,000 or 19.3%. Motel operating expenses for motels acquired and divested since April 1, 2000 decreased to $980,000 for the three months ended June 30, 2001 from $2,778,000 for the three months ended June 30, 2000, a decrease of $1,798,000 or 64.7%. The decrease was partially offset by an increase of $235,000 or 4.4% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $5,562,000 for the three months ended June 30, 2001 from $5,327,000 for the three months ended June 30, 2000. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues were held to 53.1% for the three months ended June 30, 2001 from 52.9% for the three months ended June 30, 2000. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 49.9% for the three months ended June 30, 2001 from 47.4% for the three months ended June 30, 2000.


         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $841,000 for the three months ended June 30, 2001 from $1,137,000 for the three months ended June 30, 2000, a decrease of $296,000 or 26.0%. The marketing and royalty fees for motels owned during both periods decreased to $772,000 for the three months ended June 30, 2001 from $799,000 for the three months ended June 30, 2000, a decrease of $27,000 or 3.4%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 6.9% for the three months ended June 30, 2001 from 7.1% for the three months ended June 30, 2000. The decrease in marketing and royalty fees for motels owned in both periods are principally due to less room revenues.

         Lease operations decreased to $1,177,000 for the three months ended June 30, 2001 from $1,231,000 for the three months ended June 30, 2000, a decrease of $54,000.There were 69 leased properties with an asset value of $108,162,000 at June 30, 2000 compared with 75 leased properties with an asset value of $117,768,000 at June 30, 2001.

         Vending operations increased to ($107,000) for the three months ended June 30, 2001 from ($25,000) for the three months ended June 30, 2000, an increase of $82,000.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $73,000 to $1,086,000 for the three months ended June 30, 2001 from $1,159,000 for the three months ended June 30, 2000, a decrease of 6.3%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $117,000 from $224,000 for the three months ended June 30, 2000 to $107,000 for the three months ended June 30, 2001. Vending general and administrative expenses increased $207,000 to $296,000 for the three months ended June 30, 2001 from $89,000 for the three months ended June 30, 2000, primarily due to the increased personnel in preparation of expansion. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 8.7% for the three months ended June 30, 2001 and 7.6% for the three months ended June 30, 2000.

         Depreciation and amortization increased to $3,601,000 for the three months ended June 30, 2001 from $3,523,000 for the three months ended June 30, 2000, a net increase of $78,000 or 2.2%. .

         Net operating income decreased to $3,312,000 for the three months ended June 30, 2001 from $4,453,000 for the three months ended June 30, 2000, a decrease of $1,141,000 or 25.6%. Net operating income as a percent of total revenues was 20.5% for the three months ended June 30, 2001 as compared to 23.4% for the three months ended June 30, 2000.

         Interest expense decreased to $5,268,000 for the three months ended June 30, 2001 from $6,318,000 for the three months ended June 30, 2000, a decrease of $1,050,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the second quarter of 2001 as compared to the second quarter 2000.

         Gain on sale of properties amounted to $693,000 for the three months ended June 30, 2000 compared to $2,659,000 for the respective period in 2001. In four unrelated transactions, three properties were sold for $6.2 million in cash and $2.5 million in notes receivable and a vacant parcel of land was sold for cost during the quarter ending June 30, 2000. For the quarter ended June 30, 2001, one property was sold for $3.6 million in cash and one other property recognized a deferred gain of $1.7 million.

         Net income increased to $409,000 for the three months ended June 30, 2001 from a net loss of $714,000 for the three months ended June 30, 2000.

  Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2000 numbers have been reclassified to conform to the 2001 presentation):

                                                                 Supplemental Operating Results and Statistics
                                                       -------------------------------------------------------------------
                                                                              (unaudited)

                                                                        Six Months Ended June 30
                                                       -------------------------------------------------------------------
                                                           Motels Owned           Acquisitions/
                                                           Both Periods           Divestitures           Consolidated
                                                       --------------------   --------------------   ---------------------
                                                          2001       2000        2001       2000        2001       2000
                                                       ---------  ---------   ---------  ---------   ---------   ---------
                                                                       (dollars in thousands, except Other data)
 Motel operations:
  Motel operating revenues:
   Room revenues                                       $ 18,120   $ 18,123    $  2,039   $  9,777    $ 20,159    $ 27,900
   Ancillary motel revenues                               1,698      1,747         335        337       2,033       2,084
                                                       ---------  ---------   ---------  ---------   ---------   ---------
     Total motel operating revenues                      19,818     19,870       2,374     10,114      22,192      29,984
  Motel costs and expenses:
   Motel operating expenses                              10,841     10,248       1,757      7,523      12,598      17,771
   Marketing and royalty fees                             1,419      1,376         165        816       1,584       2,192
   Depreciation and amortization                          2,520      2,370         760      1,953       3,280       4,323
                                                       ---------  ---------   ---------  ---------   ---------   ---------
     Total motel direct expenses                         14,780     13,994       2,682     10,292      17,462      24,286
                                                       ---------  ---------   ---------  ---------   ---------   ---------
                                                       $  5,038   $  5,876    $   (308)  $   (178)      4,730       5,698
                                                       =========  =========   =========  =========

 Lease operations:
  Lease revenues                                                                                        5,748       4,512
  Lease expenses                                                                                          178         195
  Depreciation and amortization                                                                         3,422       2,376
                                                                                                     ---------   ---------
                                                                                                        2,148       1,941
 Vending operations:
  Vending revenues                                                                                        751         480
  Vending expenses                                                                                        824         423
  Depreciation and amortization                                                                           162          96
                                                                                                     ---------   ---------
                                                                                                         (235)        (39)
  Corporate operations:
   Other revenues, net                                                                                  1,207       1,469

  General and administrative expenses:
   Management Company Operations                                                                        2,557       2,260
   Construction/Acquisition
          and Divestiture                                                                                 141         379
   Vending general and administrative                                                                     577         207
                                                                                                     ---------   ---------
    Total general and administrative expenses                                                           3,275       2,846
        Depreciation and amortization                                                                     363         364
                                                                                                     ---------   ---------
                                                                                                       (2,431)     (1,741)
                                                                                                     ---------   ---------
      Net operating income                                                                           $  4,212    $  5,859
                                                                                                     =========   =========

 Other data:
 Number of motels at period end (5)                          38         38           2         13          40          51
 Number of rooms at period end (5)                        3,153      3,159         196      1,332       3,349       4,491
 Occupancy percentage (5)                                 66.67%     66.89%      60.04%     55.41%      66.26%      63.74%
 ADR (1) (5)                                           $  47.61   $  47.11    $  36.88   $  45.42    $  47.01    $  46.25
 REVPAR (2) (5)                                        $  34.71   $  34.55    $  23.98   $  26.04    $  34.05    $  36.68
 Net operating income margin (3)                                                                        14.09%      16.08%
 Net motel revenue margin (4) (5)                         41.71%     45.50%      22.17%     18.15%      39.73%      35.92%

      ------------------------------------------------

 (1) ADR represents room revenues divided by the total number of rooms occupied.
 (2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
 (3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
 (4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
 (5) At June 30, 2001 and for the six months then ended, excludes amounts related to the seventy-five motels which are leased to third party tenants.

         Total revenues decreased $6,547,000 to $29,898,000 for the six months ended June 30, 2001 from $36,445,000 for the six months ended June 30, 2000 or 18.0% primarily as a result of the leasing activity of the Company. As lessor of 75 motels at June 30, 2001 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $22,192,000 for the six months ended June 30, 2001 from $29,984,000 for the six months ended June 30, 2000, a decrease of $7,792,000 or 26.0%. The motel room revenues for motels owned during both periods decreased approximately $3,000 or less than 1%, there also was a decrease of $7,738,000 for acquired and divested motels, since January 1, 2000. The ADR for the motels owned during both periods increased to $47.61 for the six months ended June 30, 2001 from $47.11 for the six months ended June 30, 2000, an increase of $.50 or 1.1%. The occupancy percentage decreased from 66.89% for the six months ended June 30, 2000 to 66.67% for the six months ended June 30, 2001. The REVPAR for motels owned during both periods increased to $34.71 for the six months ended June 30, 2001 from $34.55 for the six months ended June 30, 2000, an increase of $.16 or less than 1%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $12,598,000 for the six months ended June 30, 2001 from $17,771,000 for the six months ended June 30, 2000, a net decrease of $5,173,000 or 29.1%. The cost of operating motels owned during both periods increased to $10,841,000 for the six months ended June 30, 2001 from $10,248,000 for the six months ended June 30, 2000, an increase of $593,000 or 5.8%. Motel operating expenses for motels acquired and divested since January 1, 2000 decreased to $1,757,000 for the six months ended June 30, 2001 from $7,523,000 for the six months ended June 30, 2000. Motel operating expenses as a percentage of motel revenues decreased to 56.8% for the six months ended June 30, 2001 from 59.3% for the six months ended June 30, 2000. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 54.7% for the six months ended June 30, 2001 from 51.6.% for the six months ended June 30, 2000.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $1,584,000 for the six months ended June 30, 2001 from $2,192,000 for the six months ended June 30, 2000, a decrease of $608,000 or 27.7%. The marketing and royalty fees for motels owned during both periods increased to $1,419,000 for the six months ended June 30, 2001 from $1,376,000 for the six months ended June 30, 2000, an increase of $43,000 or 3.1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.8% for the six months ended June 30, 2001 from 7.6% for the six months ended June 30, 2000, an increase of 2.6%. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees due to the number of motels either sold or leased subsequent to June 30, 2000. Marketing and royalty fees for motels acquired and divested since January 1, 2000 decreased to $165,000 for the six months ended June 30, 2001 from $816,000 for the six months ended June 30, 2000.

         Lease operations increased to $2,148,000 for the six months ended June 30, 2001 from $1,941,000 for the six months ended June 30, 2000, an increase of $207,000, which results from an increase to 75 leased properties with an asset value of $117,768,000 at June 30, 2001 compared with 69 leased properties with an asset value of $108,162,000 at June 30, 2000.

         Vending operations increased to ($233,000) for the six months ended June 30, 2001 from ($39,000) for the six months ended June 30, 2000, an increase of $194,000.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $297,000 to $2,557,000 for the six months ended June 30, 2001 from $2,260,000 for the six months ended June 30, 2000, an increase of 13.1%. This is due primarily to discounts given on notes receivable paid off during the first six months of 2001. The general and administrative expenses associated with Construction and Development decreased $238,000 from $379,000 for the six months ended June 30, 2000 to $141,000 for the six months ended June 30, 2001. Vending general and administrative expenses increased $370,000 to $577,000 for the six months ended June 30, 2001 from $207,000 for the six months ended June 30, 2000. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 11.4% for the six months ended June 30, 2001 and 7.5% for the six months ended June 30, 2000.

         Depreciation and amortization increased to $7,227,000 for the six months ended June 30, 2001 from $7,159,000 for the three months ended June 30, 2000, a net increase of $68,000 or 1.0%.

         Net operating income decreased to $4,212,000 for the six months ended June 30, 2001 from $5,859,000 for the six months ended June 30, 2000, a decrease of $1,647,000 or 28.1%. This is a result of an increase in management company operations expenses of $297,000 and in an increase of $370,000 in vending G&A and a reduction in revenues. Net operating income as a percent of total revenues was 14.1% for the six months ended June 30, 2001 as compared to 16.1% for the six months ended June 30, 2000.

         Interest expense decreased to $10,509,000 for the six months ended June 30, 2001 from $12,845,000 for the six months ended June 30, 2000, a decrease of $2,336,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the six months ending June 30, 2001 as compared to the six months ending June 30, 2000.

         Gain on sale of properties amounted to $2,659,000 for the six months ended June 30, 2001 compared to $1,084,000 for the period ended June 30, 2000. In six unrelated transactions, six properties were sold for $7.9 million in cash and $6.5 million in notes receivable, also a vacant parcel of land was sold for cost during the six months ended June 30, 2000. For the six months ended June 30, 2001, one property was sold for $3.6 million in cash and one other property recognized a deferred gain of $1.7 million.

         Net loss increased to $2,234,000 for the six months ended June 30, 2001 from a net loss of $1,335,000 for the six months ended June 30, 2000 primarily as a result of a decrease of $1,647,000 in net operating income.

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

                  In January through June 30, 2001 the Company was advanced $4.0 million on loans of $10.5 million for construction advances on two properties under construction.

                  In June 2001, the Company refinanced $3,997,000 of debt with new loans of $3,425,000 at 8.84% due August 1, 2011, with monthly principal and interest payments of $30,464 secured by two properties located in East Syracuse, NY and Wilson, NC.

                  In July 2001, the Company borrowed $1,000,000 at prime plus ..5% due June 12, 2002.

                  During July through September 30, 2001 the Company was advanced an additional $461,000 toward the construction of one property under construction.

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

                  The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $1,615,000 and $2,706,000 for the six months ended June 30, 2001 and 2000, respectively. In addition, as of June 30, 2001, the Company had $860,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the six months ended June 30, 2001, cash and cash equivalents increased $1,343,000. This increase consisted of $10,753,000 of funds provided by investing activities and $11,737,000 of funds used in financing activities and $2,327,000 of funds provided by operations. Net investing activities of $10,753,000 include: $4,011,000 of cash utilized for motel development and $1,615,000 expended on refurbishment of existing properties, offset by $15,519,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $860,000. Cash used in financing activities includes: $19,909,000 of cash utilized to repay indebtedness; and $239,000 of cash used for deferred financing costs and other items offset by $8,411,000 from proceeds from notes payable.

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

                                                  MOA HOSPITALITY, INC.




March 14, 2002                        By:   /s/  Kurt M. Mueller
                                          ----------------------
                                          Kurt M. Mueller
                                          President and Chief Financial Officer


March 14, 2002                        By:   /s/  Blane P. Evans
                                          ----------------------
                                          Blane P. Evans
                                          Secretary and Treasurer