Form 10-Q
period 2001-09-30
MOA HOSPITALITY INC
filed 2002-03-27
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001.

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
                                                               [ ] Yes    [X] No


Number of shares of Common Stock, $.01 par value outstanding as
March 18, 2002:      800,000

                               INDEX TO FORM 10-Q

                                                                         Page
Part I                  Financial Information

Item 1.                 Financial Statements

             Condensed consolidated balance sheets -                       2
             September 30, 2001 (unaudited) and December 31, 2000.

             Condensed consolidated statements of operations -             3
             Three months ended September 30, 2001 and 2000
             and Nine months ended September 30, 2001 and 2000
             (unaudited).

             Condensed consolidated statements of cash flows -             4
             Nine months ended September 30, 2001 and 2000
             (unaudited).

             Notes to condensed consolidated financial statements -        5
             September 30, 2001 (unaudited).


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             General                                                       8

             Results of Operations                                         9

             Liquidity and Capital Resources                              15


Part II      Other Information

Item 1.      Legal Proceedings                                            16

Item 2.      Changes in Securities                                        16

Item 3.      Defaults upon Senior Securities                              16

Item 4.      Submission of Matters to a Vote of Security Holders          16

Item 5.      Other Information                                            16

Item 6.      Exhibits and Reports on Form 8-K                             16


Signatures                                                                17

                         PART I - FINANCIAL INFORMATION

 Item 1.                      Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                             September 30,     December 31,
                                                                   2001           2000
                                                             -------------    -------------
                                                              (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                   $      8,081     $      4,230
 Accounts receivable from property operations                       2,172            1,537
 Operating supplies and prepaid expenses                            1,772            2,032
 Current portion of mortgage and notes receivable                     227            6,185
                                                             -------------    -------------
 Total Current Assets                                              12,252           13,984
Investment property:
 Operating properties, net of accumulated depreciation            216,956          232,366
 Land held for development                                         13,358            8,366
                                                             -------------    -------------
 Total investment property                                        230,314          240,732
Other Assets:
 Deposits and other assets                                          1,783            2,399
 Mortgage and other notes receivable, less current portion         19,854           19,403
 Financing and other deferred costs, net of accumulated
   amortization of $16,491 in 2001 and $14,413 in 2000              9,819           11,165
                                                             -------------    -------------
 Total Other Assets                                                31,456           32,967
                                                             -------------    -------------
    Total Assets                                             $    274,022     $    287,683
                                                             =============    =============

LIABILITIES, MINORITY INTERESTS AND
STOCKHOLDERS' EQUITY
Current Liabilities:
 Trade accounts payable                                      $        516     $      1,109
 Real estate taxes payable                                          1,548            1,373
 Accrued interest payable                                           2,444            2,003
 Other accounts payable and accrued expenses                        3,267            6,924
 Other liabilities, including nonrefundable lease deposits
   of $21,442 in 2001 and $19,597 in 2000                          31,206           24,432
 Current portion of long-term debt                                 33,458           28,519
                                                             -------------    -------------
 Total Current Liabilities                                         72,439           64,360

 Net deferred tax liabilty                                            522              995

Long-term debt, less current portion:
 Mortgage and other notes payable                                 175,120          192,902
 12% Senior Subordinated Notes, net of unamortized
   discount of $220,000 in 2001 and $351,000 in 2000               13,256           13,125
                                                             -------------    -------------
 Total Long-term debt, excluding current portion                  188,376          206,027
                                                             -------------    -------------
 Total Liabilities                                                261,337          271,382
                                                             -------------    -------------

 Minority Interests                                                     -            2,014
Stockholders' equity:
 Common stock, $.01 par value, 1,500,000 shares
   authorized; 800,000 shares issued and outstanding                    8                8
 Additional paid-in capital                                        15,294           15,294
 Retained deficit                                                  (2,617)          (1,015)
                                                             -------------    -------------
 Total Stockholders' Equity                                        12,685           14,287
                                                             -------------    -------------
    Total Liabilities and Stockholders' Equity               $    274,022     $    287,683
                                                             =============    =============




See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                                Three Months Ended             Nine Months Ended
                                                                   September 30                  September 30
                                                           ---------------------------    ---------------------------
                                                               2001           2000            2001           2000
                                                           ------------   ------------    ------------   ------------
     Revenues:
       Motel operating revenues                            $    13,653    $    17,458     $    35,845    $    47,442
       Lease revenues                                            3,206          2,822           8,954          7,334
       Vending revenues                                            624            287           1,375            767
       Other revenues                                              542            766           1,749          2,235
                                                           ------------   ------------    ------------   ------------
     Total revenues                                             18,025         21,333          47,923         57,778
     Costs and expenses:
       Motel operating expenses                                  5,932          7,759          18,530         25,530
       Marketing and royalty fees                                  965          1,188           2,549          3,380
       General and administrative                                1,377          1,463           4,652          4,309
       Lease expenses                                              440            115             618            310
       Vending expenses                                            533            338           1,357            761
       Depreciation and amortization                             3,422          3,829          10,649         10,988
                                                           ------------   ------------    ------------   ------------
     Total direct expenses                                      12,669         14,692          38,355         45,278
                                                           ------------   ------------    ------------   ------------
     Net operating income                                        5,356          6,641           9,568         12,500
     Interest expense                                            5,142          6,180          15,651         19,025
                                                           ------------   ------------    ------------   ------------
     Income (loss) from operations                                 214            461          (6,083)        (6,525)
     Minority interests                                              -            (35)            (20)           (11)
     Gain (loss) on sale of properties                             820            (67)          3,479          1,017
                                                           ------------   ------------    ------------   ------------
     Income (loss) before income taxes
        and extraordinary item                                   1,034            359          (2,624)        (5,519)
     Income tax expense (benefit)                                  403            140          (1,021)        (2,148)
                                                           ------------   ------------    ------------   ------------
     Income (loss) before extraordinary item                       631            219          (1,603)        (3,371)
     Gain on early extinguishment of debt, net of
        applicable income taxes of $1,437                            -              -               -          2,255
                                                           ------------   ------------    ------------   ------------

     Net income (loss)                                     $       631    $       219     $    (1,603)   $    (1,116)
                                                           ============   ============    ============   ============



     Income (loss) per common share:
        Income (loss) before extraordinary item            $      0.79    $      0.27     $     (2.00)   $     (4.21)
        Extraordinary item                                           -              -               -           2.82
                                                           ------------   ------------    ------------   ------------
        Net Income (loss) per common share
               (basic and diluted)                         $      0.79    $      0.27     $     (2.00)   $     (1.39)
                                                           ============   ============    ============   ============

     Weighted average number of
       common shares outstanding                               800,000        800,000         800,000        800,000
                                                           ============   ============    ============   ============


        See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                         Nine Months Ended
                                                                            September 30
                                                                    ---------------------------
                                                                        2001           2000
                                                                    ------------   ------------
   Cash flows used in operating activities:
    Net loss                                                        $    (1,603)   $    (1,116)
    Adjustments to reconcile net loss to cash used in
      operating activities:
    Depreciation, amortization and accretion of
      discount on notes                                                  10,779         11,064
    Minority interests of others in net loss
      from operations                                                        20             11
    Deferred income taxes                                                  (473)         2,421
    Gain on early extinguishment of debt                                      -         (3,692)
    Gain on sale of properties                                           (3,479)        (1,017)
    Change in assets and liabilities:
    (Increase) decrease in assets:
        Accounts receivable                                                (635)          (309)
        Operating supplies, prepaid expenses,
          deposits and other assets                                        (278)        (5,970)
     Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                           2,122          3,005
          Accrued interest payable                                          441          2,058
                                                                    ------------   ------------
  Net cash provided by operating activities                               6,894          6,455
  Cash flows provided by investing activities:
    Acquisition and development of investment properties                 (4,992)        (2,201)
    Refurbishment of investment properties                               (2,398)        (3,909)
    Net proceeds from sale of investment properties                       4,357          7,241
    Cash restricted for refurbishment of properties                         664           (627)
    Collections on mortgage and other notes receivable                   12,657          6,917
                                                                    ------------   ------------
  Net cash provided by investing activities                              10,288          7,421
  Cash flows provided by (used in) financing activities:
    Proceeds from notes payable                                          12,883         11,979
    Repayment of notes payable                                          (25,724)       (16,645)
    Deferred financing costs                                               (490)          (591)
                                                                    ------------   ------------
  Net cash used in financing activities                                 (13,331)        (5,257)
                                                                    ------------   ------------
  Net increase in cash and cash equivalents                               3,851          8,619
  Cash and cash equivalents at beginning of period                        4,230          4,422
                                                                    ------------   ------------
  Cash and cash equivalents at end of period                        $     8,081    $    13,041
                                                                    ============   ============

  Supplementary disclosure of cash flow information:
         Cash paid during the period for interest                   $    15,079    $    16,809
                                                                    ============   ============
         Cash paid (net of refunds received) during the
              period for income taxes                               $        20    $       172
                                                                    ============   ============

 See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2000. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation, which have not changed operations or stockholders' equity.

2.  Divestitures and Leasing Activities

         In January through September 30, 2001, the Company leased an additional three, and re-leased two of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In January through September 30, 2001, the Company sold three of its lodging facilities. Two for approximately $5.5 million in cash for gain a of $1.8 million. The third was sold to a related party at fair market value for $8,000,000 resulting in a deferred gain of $3,260,000 and a note receivable of $7,150,000. The Company also sold its partnership interest in one lodging facility for $200,000. The Company also recognized a deferred gain of $1.7 million on one of it's lodging facilities sold in a prior year.

         In August 2001, a subsidiary of the Company purchased a vending company for $624,000 funded by $126,000 cash and assumed debt in the amount's as follows: $250,000, non interest bearing with three annual payments of $83,333, due August 24, 2002, August 24, 2003 and August 24, 2004; $134,000, due November 1, 2008, with monthly principal and interest payments of $2,168; $111,000, due April 1, 2007, with monthly principal and interest payments of $2,146 and $3,000, due July 1, 2002 with monthly principal and interest payments of $292.

         Subsequent to September 30, 2001 and prior to December 31, 2001, the Company re-leased one of its lodging facilities to a third party operator under terms similar to previous operating leases executed by the Company.

         Subsequent to September 30, 2001 and prior to December 31, 2001, the Company has sold two of its lodging facilities two a related party at fair market value for $9,840,000 resulting in a deferred gain of $2,238,000 and notes receivable of $8,480,000.

         Subsequent to December 31, 2001, the Company leased an additional two and re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         Subsequent to December 31, 2001, the Company sold one of its lodging facilities for approximately $2.2 million in cash for a loss of $696,000.

3. Mortgage and Other Notes Payable

         In January through June 30, 2001 the Company was advanced $4.5 million on loans of $10.5 million for construction advances on two properties under construction.

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

6. Segments

As of September 30, 2001 the Company, directly and through subsidiaries, owned 115 lodging facilities in 38 states. The Company owns a 100% interest in all of its properties. The Company operates forty of its motels and leases seventy-five of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                    Three months ended          Nine months ended
                                                       September 30                September 30
                                                  ----------------------    ------------------------
                                                     2001         2000         2001         2000
                                                  ---------    ---------    ----------    ----------
Motel operations:
  Motel operating revenue:
    Room revenues                                 $ 12,870     $ 16,356     $  33,041     $  44,257
    Ancillary motel revenues                           783        1,102         2,804         3,185
                                                  ---------    ---------    ----------    ----------
       Total motel operating revenues               13,653       17,458        35,845        47,442
  Motel costs and expenses:
    Motel operating expenses                         5,932        7,759        18,530        25,530
    Marketing and royalty fees                         965        1,188         2,549         3,380
    Depreciation and amortization                    1,505        1,753         4,751         6,076
                                                  ---------    ---------    ----------    ----------
       Total motel direct expenses                   8,402       10,700        25,830        34,986
                                                  ---------    ---------    ----------    ----------
                                                     5,251        6,758        10,015        12,456
Lease Operations
    Lease  revenues                                  3,206        2,822         8,954         7,334
    Lease  expenses                                    440          115           618           310
    Depreciation and amortization                    1,632        1,700         5,088         4,076
                                                  ---------    ---------    ----------    ----------
                                                     1,134        1,007         3,248         2,948
Vending Operations
    Vending  revenues                                  624          287         1,375           767
    Vending  expenses                                  533          338         1,357           761
    Depreciation and amortization                       97           52           259           148
                                                  ---------    ---------    ----------    ----------
                                                        (6)        (103)         (241)         (142)

Corporate Operations
  Other revenues                                       542          766         1,749         2,235
  General and administrative expenses:
    Management Company Operations                      944        1,121         3,500         3,383
    Construction/Acquisition and Divestiture            84          230           226           607
    Vending - general and administrative               349          112           926           319
                                                  ---------    ---------    ----------    ----------
      Total general and administrative expenses      1,377        1,463         4,652         4,309
Depreciation and amortization                          188          324           551           688
                                                  ---------    ---------    ----------    ----------
                                                    (1,023)      (1,021)       (3,454)       (2,762)
                                                  ---------    ---------    ----------    ----------
Net operating income                                 5,356        6,641         9,568        12,500
  Interest expense                                   5,142        6,180        15,651        19,025
                                                  ---------    ---------    ----------    ----------
Loss from operations                                   214          461        (6,083)       (6,525)
  Minority interests                                     -          (35)          (20)          (11)
  Gain (loss) on sale of properties                    820          (67)        3,479         1,017
                                                  ---------    ---------    ----------    ----------
Income (loss) before income taxes
   and extraordinary item                            1,034          359        (2,624)       (5,519)
Income tax expense (benefit)                           403          140        (1,021)       (2,148)
                                                  ---------    ---------    ----------    ----------
Income (loss) before extraordinary item                631          219        (1,603)       (3,371)
  Gain on early extinguishment of debt                   -            -             -         2,255
                                                  ---------    ---------    ----------    ----------
Net income (loss)                                 $    631     $    219     $  (1,603)    $  (1,116)
                                                  =========    =========    ==========    ==========

Total Assets:
Motel Operations                                                            $ 130,184     $ 150,348
Lease Operations                                                              117,244       122,035
Corporate and other                                                            26,594        38,892
                                                                            ----------    ----------
                                                                            $ 274,022     $ 311,275
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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on RevPAR and occupancy throughout 2001 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the third quarter RevPAR and occupancy have decreased to $38.83 and 70.11%, respectively, for 2001 versus $39.49 and 71.21 % for 2000. For the period subsequent to September 11, 2001 through November 30, 2001, RevPar and occupancy have decreased to $39.36 and 69.23%.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended September 30, 2001 compared to the
Three Months Ended September 30, 2000

      The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.


                                                           Supplemental Operating Results and Statistics
                                              --------------------------------------------------------------------------
                                                                          (unaudited)

                                                                 Three Months Ended September 30
                                              -------------------------------------------------------------------------
                                                   Motels Owned            Acquisitions/
                                                   Both Periods             Divestitures             Consolidated
                                              ----------------------  -----------------------   -----------------------
                                                 2001        2000        2001         2000         2001         2000
                                              ----------  ----------  ----------  -----------   ----------   ----------
                                                             (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                             $  12,393   $  13,018   $     477   $    3,338    $  12,870    $  16,356
    Ancillary motel revenues                        909         958        (126)         144          783        1,102
                                              ----------  ----------  ----------  -----------   ----------   ----------
  Total motel operating revenues                 13,302      13,976         351        3,482       13,653       17,458
  Motel costs and expenses:
    Motel operating expenses                      5,809       5,600         123        2,159        5,932        7,759
    Marketing and royalty fees                      918         929          47          259          965        1,188
    Depreciation and amortization                 1,461       1,650          44          103        1,505        1,753
                                              ----------  ----------  ----------  -----------   ----------   ----------
  Total motel direct expenses                     8,188       8,179         214        2,521        8,402       10,700
                                              ----------  ----------  ----------  -----------   ----------   ----------
                                              $   5,114   $   5,797   $     137   $      961        5,251        6,758
                                              ==========  ==========  ==========  ===========

Lease operations:
    Lease revenues                                                                                  3,206        2,822
    Lease expenses                                                                                    440          115
    Depreciation and amortization                                                                   1,632        1,700
                                                                                                ----------   ----------
                                                                                                    1,134        1,007
Vending operations:
  Vending revenues                                                                                    624          287
  Vending expenses                                                                                    533          338
  Depreciation and amortization                                                                        97           52
                                                                                                ----------   ----------
                                                                                                       (6)        (103)
Corporate operations:
  Other revenues, net                                                                                 542          766

  General and administrative expenses:
    Management Company Operations                                                                     944        1,121
    Construction/Acquisition
      and Divestiture                                                                                  84          230
    Vending general and administrative                                                                349          112
                                                                                                ----------   ----------
  Total general and administrative expenses                                                         1,377        1,463
  Depreciation and amortization                                                                       188          324
                                                                                                ----------   ----------
                                                                                                   (1,023)      (1,021)
                                                                                                ----------   ----------
Net operating income                                                                            $   5,356    $   6,641
                                                                                                ==========   ==========

Other data:
Number of motels at period end (5)                   37          37           3            8           40           45
Number of rooms at period end (5)                 3,096       3,104         196          787        3,292        3,891
Occupancy percentage (5)                          77.18%      79.73%      51.61%       68.07%       75.78%       78.32%
ADR (1) (5)                                   $   56.34   $   59.91   $   52.12   $    46.46    $   56.18    $   54.83
REVPAR (2) (5)                                $   46.67   $   48.91   $   27.03   $    33.20    $   45.59    $   45.78
Net operating income margin (3)                                                                     29.71%       31.13%
Net motel revenue margin (4) (5)                  53.04%      54.55%      37.95%       31.88%       52.49%       52.04%

      -----------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At September 30, 2001 and for the three months then ended, excludes amounts related to the seventy-five motels which are leased to third party tenants.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $18,025,000 for the three months ended September 30, 2001 from $21,333,000 for the three months ended September 30, 2000, a decrease of $3,308,000 or 15.5% primarily as a result of the leasing activity of the Company. As lessor of 75 motels at September 30, 2001 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $13,653,000 for the three months ended September 30, 2001 from $17,458,000 for the three months ended September 30, 2000, a decrease of $3,805,000 or 21.8%. The motel revenues for motels owned during both periods decreased approximately $674,000, in addition there was a decrease of $3,131,000 in motel revenues for motels acquired and divested since July 1, 2000. Motel revenues for motels owned during both periods decreased by 4.8%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy. The ADR for the motels owned during both periods decreased to $56.34 for the three months ended September 30, 2001 from $59.91 for the three months ended September 30, 2000, a decrease of $3.57 or 6%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $46.67 for the three months ended September 30, 2001 from $48.91 for the three months ended September 30, 2000, a decrease of $2.24 or 4.6%. The acquired and divested motels had an occupancy percentage of 51.61%, an ADR of $52.12 and REVPAR of $27.03 for the three months ended September 30, 2001.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $5,932,000 for the three months ended September 30, 2001 from $7,759,000 for the three months ended September 30, 2000, a net decrease of $1,827,000 or 23.5%. Motel operating expenses for motels acquired and divested since July 1, 2000 decreased to $123,000 for the three months ended September 30, 2001 from $2,159,000 for the three months ended September 30, 2000, a decrease of $2,036,000 or 94.3%. The decrease was partially offset by an increase of $209,000 or 3.7% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $5,809,000 for the three months ended September 30, 2001 from $5,600,000 for the three months ended September 30, 2000. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues were held to 43.4% for the three months ended September 30, 2001 from 44.4% for the three months ended September 30, 2000. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 43.7% for the three months ended September 30, 2001 from 40.1% for the three months ended September 30, 2000.


         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $965,000 for the three months ended September 30, 2001 from $1,188,000 for the three months ended September 30, 2000, a decrease of $223,000 or 18.8%. The marketing and royalty fees for motels owned during both periods decreased to $918,000 for the three months ended September 30, 2001 from $929,000 for the three months ended September 30, 2000, a decrease of $11,000 or 1.2%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.4% for the three months ended September 30, 2001 from 7.1% for the three months ended September 30, 2000. The decrease in marketing and royalty fees for motels owned in both periods are principally due to less room revenues.

         Lease operations increased to $1,134,000 for the three months ended September 30, 2001 from $1,007,000 for the three months ended September 30, 2000, an increase of $127,000. There were 75 leased properties with an asset value of $122,035,000 at September 30, 2000 compared with 75 leased properties with an asset value of $117,244,000 at September 30, 2001.

         Vending operations increased to ($6,000) for the three months ended September 30, 2001 from ($103,000) for the three months ended September 30, 2000, an increase of $97,000.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $177,000 to $944,000 for the three months ended September 30, 2001 from $1,121,000 for the three months ended September 30, 2000, a decrease of 15.8%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $146,000 from $230,000 for the three months ended September 30, 2000 to $84,000 for the three months ended September 30, 2001. Vending general and administrative expenses increased $237,000 to $349,000 for the three months ended September 30, 2001 from $112,000 for the three months ended September 30, 2000, primarily due to the increased personnel in preparation of expansion. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 6.7% for the three months ended September 30, 2001 and 6.4% for the three months ended September 30, 2000.

         Depreciation and amortization decreased to $3,422,000 for the three months ended September 30, 2001 from $3,826,000 for the three months ended September 30, 2000, a net decrease of $407,000 or 10.6%.

         Net operating income decreased to $5,356,000 for the three months ended September 30, 2001 from $6,641,000 for the three months ended September 30, 2000, a decrease of $1,285,000 or 19.3%. Net operating income as a percent of total revenues was 29.7% for the three months ended September 30, 2001 as compared to 31.1% for the three months ended September 30, 2000.

         Interest expense decreased to $5,142,000 for the three months ended September 30, 2001 from $6,180,000 for the three months ended September 30, 2000, a decrease of $1,217,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the third quarter of 2001 as compared to the third quarter 2000.

         Gain (loss) on sale of properties amounted to $820,000 for the three months ended September 30, 2001 compared to ($67,000) for the respective period in 2000. For the quarter ended September 30, 2001, one property which was currently leased was sold for $1.9 million in cash for a gain of $820,000.

         Net income increased to $631,000 for the three months ended September 30, 2001 from $219,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to the
Nine Months Ended September 30, 2000

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.


                                                            Supplemental Operating Results and Statistics
                                              --------------------------------------------------------------------------
                                                                             (unaudited)

                                                                     Nine Months Ended September 30
                                              --------------------------------------------------------------------------
                                                     Motels Owned           Acquisitions/
                                                     Both Periods           Divestitures              Consolidated
                                              -----------------------   ----------------------   -----------------------
                                                 2001         2000         2001        2000         2001         2000
                                              ----------   ----------   ----------  ----------   ----------   ----------
                                                                (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                             $  30,257    $  30,904    $   2,784   $  13,353    $  33,041    $  44,257
    Ancillary motel revenues                      2,600        2,699          204         486        2,804        3,185
                                              ----------   ----------   ----------  ----------   ----------   ----------
  Total motel operating revenues                 32,857       33,603        2,988      13,839       35,845       47,442
 Motel costs and expenses:
    Motel operating expenses                     16,496       15,745        2,034       9,785       18,530       25,530
    Marketing and royalty fees                    2,325        2,295          224       1,085        2,549        3,380
    Depreciation and amortization                 4,441        4,472          310       1,604        4,751        6,076
                                              ----------   ----------   ----------  ----------   ----------   ----------
  Total motel direct expenses                    23,262       22,512        2,568      12,474       25,830       34,986
                                              ----------   ----------   ----------  ----------   ----------   ----------
                                              $   9,595    $  11,091    $     420   $   1,365       10,015       12,456
                                              ==========   ==========   ==========  ==========

Lease operations:
    Lease revenues                                                                                   8,954        7,334
    Lease expenses                                                                                     618          310
    Depreciation and amortization                                                                    5,088        4,076
                                                                                                 ----------   ----------
                                                                                                     3,248        2,948
Vending operations:
    Vending revenues                                                                                 1,375          767
    Vending expenses                                                                                 1,357          761
    Depreciation and amortization                                                                      259          148
                                                                                                 ----------   ----------
                                                                                                      (241)        (142)
Corporate operations:
  Other revenues, net                                                                                1,749        2,235

  General and administrative expenses:
    Management Company Operations                                                                    3,500        3,383
    Construction/Acquisition
      and Divestiture                                                                                  226          607
    Vending general and administrative                                                                 926          319
                                                                                                 ----------   ----------
  Total general and administrative expenses                                                          4,652        4,309
  Depreciation and amortization                                                                        551          688
                                                                                                 ----------   ----------
                                                                                                    (3,454)      (2,762)
                                                                                                 ----------   ----------
Net operating income                                                                             $   9,568    $  12,500
                                                                                                 ==========   ==========

Other data:
Number of motels at period end (5)                   37            37           3           7           40           44
Number of rooms at period end (5)                 3,096         3,104         195         600        3,291        3,704
Occupancy percentage (5)                          70.11%        71.21%      60.68%      58.96%       69.44%       69.91%
ADR (1) (5)                                   $   51.00    $    51.00   $   39.76   $  143.38    $   50.31    $   49.58
REVPAR (2) (5)                                $   38.83    $    39.49   $   27.19   $   87.62    $   38.00    $   37.35
Net operating income margin (3)                                                                      19.97%       21.63%
Net motel revenue margin (4) (5)                  46.39%        50.36%      26.22%      22.23%       44.69%       41.87%

     ------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At September 30, 2001 and for the six months then ended, excludes amounts related to the seventy-five motels which are leased to third party tenants.

         Total revenues decreased $9,855,000 to $47,923,000 for the nine months ended September 30, 2001 from $57,778,000 for the nine months ended September 30, 2000 or 17.1% primarily as a result of the leasing and sales activities of the Company. As lessor of 75 motels at September 30, 2001 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $35,845,000 for the nine months ended September 30, 2001 from $47,442,000 for the nine months ended September 30, 2000, a decrease of $11,597,000 or 24.4%. The motel room revenues for motels owned during both periods decreased approximately $647,000 or 2.1%. There also was a decrease of $10,569,000 for acquired and divested motels, since January 1, 2000. The ADR for the motels owned during both periods remained flat for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000. The occupancy percentage decreased from 71.21% for the nine months ended September 30, 2000 to 70.11% for the nine months ended September 30, 2001. The REVPAR for motels owned during both periods decreased to $38.83 for the nine months ended September 30, 2001 from $39.49 for the nine months ended September 30, 2000, a decrease of $.66 or 1.7%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $18,530,000 for the nine months ended September 30, 2001 from $25,530,000 for the nine months ended September 30, 2000, a net decrease of $7,000,000 or 27.4%. The cost of operating motels owned during both periods increased to $16,496,000 for the nine months ended September 30, 2001 from $15,745,000 for the nine months ended September 30, 2000, an increase of $751,000 or 4.8%. Motel operating expenses for motels acquired and divested since January 1, 2000 decreased to $2,034,000 for the nine months ended September 30, 2001 from $9,785,000 for the nine months ended September 30, 2000. Motel operating expenses as a percentage of motel revenues decreased to 51.7% for the nine months ended September 30, 2001 from 53.8% for the nine months ended September 30, 2000. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 50.2% for the nine months ended September 30, 2001 from 46.9.% for the nine months ended September 30, 2000.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $2,549,000 for the nine months ended September 30, 2001 from $3,380,000 for the nine months ended September 30, 2000, a decrease of $831,000 or 24.6%. The marketing and royalty fees for motels owned during both periods increased to $2,325,000 for the nine months ended September 30, 2001 from $2,295,000 for the nine months ended September 30, 2000, an increase of $30,000 or 1.3%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.7% for the nine months ended September 30, 2001 from 7.4% for the nine months ended September 30, 2000, an increase of 4%. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees due to the number of motels either sold or leased subsequent to September 30, 2000. Marketing and royalty fees for motels acquired and divested since January 1, 2000 decreased to $224,000 for the nine months ended September 30, 2001 from $1,085,000 for the nine months ended September 30, 2000.

         Lease operations increased to $3,248,000 for the nine months ended September 30, 2001 from $2,948,000 for the nine months ended September 30, 2000, an increase of $300,000, which results from an increase to 75 leased properties with an asset value of $117,244,000 at September 30, 2001 compared with 75 leased properties with an asset value of $122,035,000 at September 30, 2000.

         Vending operations increased to ($241,000) for the nine months ended September 30, 2001 from ($142,000) for the nine months ended September 30, 2000, an increase of $99,000.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $117,000 to $3,500,000 for the nine months ended September 30, 2001 from $3,383,000 for the nine months ended September 30, 2000, an increase of 3.5%. This is due primarily to discounts given on notes receivable paid off during the first nine months of 2001. The general and administrative expenses associated with Construction and Development decreased $381,000 from $607,000 for the nine months ended September 30, 2000 to $226,000 for the nine months ended September 30, 2001. Vending general and administrative expenses increased $607,000 to $926,000 for the nine months ended September 30, 2001 from $319,000 for the nine months ended September 30, 2000. As a percentage of total motel operating revenues, Management Operations general and administrative expenses was 9.8% for the nine months ended September 30, 2001 and 7.1% for the nine months ended September 30, 2000.

         Depreciation and amortization decreased to $10,649,000 for the nine months ended September 30, 2001 from $10,988,000 for the nine months ended September 30, 2000, a net decrease of $339,000 or 3.1%.

         Net operating income decreased to $9,568,000 for the nine months ended September 30, 2001 from $12,500,000 for the nine months ended September 30, 2000, a decrease of $2,932,000 or 23.5%. This is a result of an increase in management company operations expenses of $117,000 and in an increase of $607,000 in vending G&A and a reduction in revenues. Net motel revenues for motels acquired and divested since January 1, 2000 decreased $1,701,000. Net operating income as a percent of total revenues was 20.0% for the nine months ended September 30, 2001 as compared to 21.6% for the nine months ended September 30, 2000.

         Interest expense decreased to $15,651,000 for the nine months ended September 30, 2001 from $19,025,000 for the nine months ended September 30, 2000, a decrease of $3,374,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the nine months ending September 30, 2001 as compared to the nine months ending September 30, 2000.

         Gain on sale of properties amounted to $3,479,000 for the nine months ended September 30, 2001 compared to $1,017,000 for the period ended September 30, 2000. In six unrelated transactions, six properties were sold for $7.9 million in cash and $6.5 million in notes receivable, also a vacant parcel of land was sold for cost during the nine months ended September 30, 2000. For the nine months ended September 30, 2001, two properties were sold for $5.5 million in cash and one other property recognized a deferred gain of $1.7 million.

         Net loss increased to $1,603,000 for the nine months ended September 30, 2001 from a net loss of $1,116,000 for the nine months ended September 30, 2000 primarily as a result of a decrease of $2,932,000 in net operating income.

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

                  In January through September 30, 2001 the Company was advanced $4.5 million on loans of $10.5 million for construction advances on two properties under construction.

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

                  The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $2,398,000 and $3,909,000 for the nine months ended September 30, 2001 and 2000, respectively. In addition, as of September 30, 2001, the Company had $664,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties.

         For the nine months ended September 30, 2001, cash and cash equivalents increased $3,851,000. This increase consisted of $10,288,000 of funds provided by investing activities and $13,331,000 of funds used in financing activities and $6,894,000 of funds provided by operations. Net investing activities of $10,228,000 include: $4,992,000 of cash utilized for motel development and $2,398,000 expended on refurbishment of existing properties, offset by $17,014,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $664,000. Cash used in financing activities includes: $25,724,000 of cash utilized to repay indebtedness; and $490,000 of cash used for deferred financing costs and other items offset by $12,883,000 from proceeds from notes payable.

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

                                                   MOA HOSPITALITY, INC.




March 18, 2002                   By:    /s/  Kurt M. Mueller
                                        -----------------------
                                        Kurt M. Mueller
                                        President and Chief Financial Officer


March 18, 2002                   By:    /s/   Blane P. Evans
                                        -----------------------
                                        Blane P. Evans
                                        Secretary and Treasurer