Form 10-K
period 2001-12-31
MOA HOSPITALITY INC
filed 2002-10-16
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                                   (Mark One)
 [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2001.
                                                       or

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



Number of shares of Common Stock, $.01 par value outstanding as of August 20, 2002: 800,000

                        INDEX TO FORM 10-K
                                                                           Page
                            Part I

Item 1.   Business                                                           3

Item 2.   Properties                                                         9

Item 3.   Legal Proceedings                                                 14

Item 4.   Submission of Matters to a Vote of Security Holders               14


                            Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder     14
          Matters

Item 6.   Selected Financial Data                                           15

Item 7.   Management's Discussion and Analysis of Financial Condition       16
          and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk         26

Item 8.   Financial Statements and Supplementary Data                       26

Item 9.   Changes in and Disagreements with Accountants on Accounting       26
          and Financial Disclosure


                            Part III

Item 10.  Directors and Executive Officers of the Registrant                27

Item 11.  Executive Compensation                                            29

Item 12.  Security Ownership of Certain Beneficial Owners and Management    30

Item 13.  Certain Relationships and Related Transactions                    30


                            Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on           31
          Form 8-K

ITEM 1.    BUSINESS

 General

           MOA Hospitality, Inc. and its subsidiaries ("MOA" or the "Company") is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 2001, the Company, directly and through subsidiaries, owned 113 lodging facilities located in 36 states with a total of 8,668 rentable guestrooms. The Company owns a 100% interest in all of its properties. At December 31, 2001, the Company operated 38 of its motels. The remaining seventy-five motels were leased to and operated by third-party tenants pursuant to operating leases. The Company's largest concentrations of lodging facilities are located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 10 lodging facilities in Illinois. Properties owned in the states of Georgia and Illinois at December 31, 2001, accounted for 4.77% and 4.88% of consolidated motel operating revenues for the year ended December 31, 2001, respectively. One hundred and two of the Company's lodging facilities are operated pursuant to franchise or license agreements under the following national brand names: Best Western, Comfort Inn, Day's Inn, Microtel, Howard Johnson, Ramada, Ltd., Super 8 and Travelodge. Ninety of the franchise or license agreements are with brands owned by Cendant Corporation including seventy-nine with Super 8 Motels, Inc., a wholly owned subsidiary of Cendant Corporation. MOA believes its lodging facilities benefit from affiliating with national brands primarily due to the national brand name recognition achieved through national advertising and product distribution. In addition, the franchisor or licensor typically provide additional services such as: central reservation services, sponsorship of customer loyalty programs, exposure in published travel directories, leads with respect to group tour business and other professional services such as quality assurance inspections.

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

 Recent History

           The Company, has experienced deterioration in its operating performance over the past several years. The following table summarizes the recent operating performance of the Company (in 000's):

                                    1997      1998       1999       2000       2001
                                  --------  ---------  ---------  ---------  ---------
 Loss from Operations prior to
 Impairment Losses and
 Restructuring Costs              $(3,137)  $(11,474)  $(13,485)  $(12,145)  $ (9,948)
 Impairment Losses and
 Restructuring Costs               (3,276)    (9,300)    (1,378)         -     (6,622)
                                  --------  ---------  ---------  ---------  ---------
 Loss from Operations             $(6,413)  $(20,774)  $(14,863)  $(12,145)  $(16,570)
                                  ========  =========  =========  =========  =========

           During 2001, the Company experienced a downturn in the Hospitality Industry as a result of the September 11, 2001 terrorist attacks on New York and Washington, D.C. This forced the company to challenge its business strategy. It became quite apparent that measures had to be taken. The Company through the diligence of management and its regional managers were able to control and reduce expenses more than the decline in revenues.

           The Company also, through its aggressive leasing and sales efforts during 1999 and 2000 has been able to either stabilize net income on some of its non-core locations by establishing a fixed lease income, or by selling other non-desirable locations. The Company believes it is now positioned to continue concentrating its efforts on the remaining core locations to maintain and or increase the upward trend.

           The Company had attributed the deterioration in its operating performance to a myriad of factors, including but not limited to, a significant increase in competitive supply resulting from the extensive building of new motel properties in the markets in which the Company competes. Also increases in certain operating costs including labor due to the historically low levels of unemployment requiring the Company to compete with other industries for qualified employees. Based on a property-by-property review, the Company believed it was unlikely that it would realize the carrying value of certain of its assets due to a deterioration in their operating performance caused by factors outside of management's control. As a result of this review, the Company recorded an impairment loss of $6.6 million in 2001. In 1999, the Company recorded a $928,000 impairment loss and a restructuring charge of $450,000. In 1998, the Company recorded an impairment loss of $9.3 million. In 1997, the Company also recorded impairment losses of $2.5 million and restructuring charges of $750,000. As discussed below, the Company has undertaken a number of transactions during the period presented above including acquisitions, development and sales of properties along with refinancing of the Company's mortgage debt. The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, including the remaining $11.5 million 12% Senior Subordinated Notes in 2004.

           Since December 31, 1997, the Company has had a net decrease in the number of lodging properties owned from 138 properties to 113 properties at December 31, 2001. A summary of the significant transactions with respect to the number of lodging properties owned and operated by the Company that have occurred since January 1, 1997 through August 20, 2002 is as follows:

           In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under a $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with no further borrowings available with this loan facility. At December 31, 2001, approximately $10.2 million of borrowings were outstanding under the $150.0 million CSFB secured loan facility. Seven properties and a pledge of the common stock of the subsidiary that owns such properties secure the amount outstanding. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.

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

           During 1999, the Company repurchased from an affiliated company at fair market value $35 million of the 12% Senior Subordinated Notes at a gain of approximately $1.9 million which was offset by the accelerated write-off of related deferred financing costs in the amount of $1.9 million

           The Company, as Lessor, has entered into operating leases, primarily in 1999 and 2000 with unaffiliated parties to operate seventy-five motel properties at values believed by management to reflect market rates. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have a terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value.

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

           Also during 2000, in two separate transactions the Company repurchased from an affiliated company at fair market value $10.5 million and $20.9 million of the 12% Senior Subordinated Notes at a pre tax gain of approximately $4.2 million and $6.7 million respectively. Theses gains were offset by the accelerated write-off of related deferred financing costs in the amount of $0.6 million and $1.1 million respectively.


           During 2000, the Company began construction on two new motels. One motel is located in Milford, MA and was completed in July 2001, and is a Marriott Fairfield Inn & Suites with 73 guestrooms. The other motel is located in Santa Monica, CA and will be a boutique type motel with 77 guest rooms when completed in 2002. In 2001 construction financing was secured in the amounts of $3.5 million and $7.0 million, respectively.

         During 2001, the Company leased an additional three, and re-leased three of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.


           Also during 2001, the Company sold two properties for a sales price of approximately $5.5 million in cash resulting in a recognized gain of $1.8 million. The Company also sold three additional properties to related parties at fair market value for approximately $17.5 million resulting in a deferred gain of $5.4 million and notes receivable of $15.6 million. The Company also sold its partnership interest in one lodging facility for $200,000. The Company also recognized a deferred gain of $1.7 million on one of its lodging facilities sold in a prior year.

           Also during 2001, the Company repurchased from an affiliated company at fair market value $1.9 million of the 12% Senior Subordinated Notes at a gain of approximately $431,000 net of income taxes.

           During 2001, a subsidiary of the Company purchased a vending company for $624,000 funded by $126,000 cash and assumption of $498,000 of debt.

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

 Ownership Structure

           At December 31, 2001, the Company had 100% ownership interest, either directly or through subsidiaries, in all of the 113 lodging facilities it owned. Seventy-five are subject to operating leases with purchase options. (See discussion above in the general business section)

 Franchise and License Agreements

           The Company operates 102 of its lodging facilities pursuant to franchise or license agreements. Seventy-nine of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties and contributions to advertising and media funds) range from 6% to 9% of room revenues. Under the Super 8 franchise agreements, the franchiser is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchiser for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

           The Super 8 franchise agreements have an initial 20-year term that, for the Company, results in various ending dates ranging from 2002 through 2019. The agreements continue thereafter on a year-by-year basis unless terminated by either party upon nine months notice. The agreements provide a negotiated area of geographic protection within which the franchiser is prohibited from franchising another Super 8 motel. Upon expiration of individual franchise agreements there is no assurance that a renewal franchise agreement will afford the Company the same benefits that existed under the previously existing franchise agreement. Generally, new franchise agreements have higher franchise fees and reduced areas of protections.

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

           During 1997, the Company and certain of its subsidiaries commenced legal actions against ShoLodge Franchise Systems, Inc. ("ShoLodge") the franchisor of Shoney's Inns. The Company among other things has claimed that ShoLodge breached its contractual obligations and made material misrepresentations to MOA prior to MOA or its subsidiaries acquiring any Shoney's Inns. Commencing in February 1998, through May 1998 the Company disaffiliated each of its fourteen Shoney's Inns from ShoLodge by removing the sign and other identifying marks. At the time of such disaffiliation, MOA or its subsidiaries ceased remitting franchise fees to ShoLodge. ShoLodge filed a counter claim against MOA and certain of its subsidiaries claiming a failure to renovate the properties and failure to pay franchise fees. In July 1999, the Company entered into a settlement agreement with ShoLodge resolving all disputes with respect to the litigation initiated by the Company. The settlement agreement requires the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002.

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


           Management of the Company's lodging facilities is coordinated from the Company's corporate offices in Des Plaines, Illinois. During the last quarter of 1999, the Company recorded a $450,000 restructuring charge for the downsizing of both the regional and corporate offices. Regional offices are located in Indianapolis, Indiana, Weldon, North Carolina and Salt Lake City, Utah. Day-to-day management, facility renovation, human resources and training, purchasing of operating supplies and sales and marketing are principally directed from the regional offices. The executive level functions as well as accounting are centralized in Des Plaines, Illinois.

           Typically, the general manager is the only salaried position at a property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 2001, the Company employed approximately 666 employees including approximately 70 full and part-time employees at the corporate and regional offices. Labor and related costs generally represent the single largest expense of operating a motel property. The hourly wage rates tend to be relatively low in relation to other industries and accordingly, the Company is adversely affected by turnover common in the industry partially due to the current strength of the United States economy that has resulted in historically low unemployment rates. The Company's operations could be significantly affected by changes in the Federal and State minimum wage rates. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees are good.

           The Company utilizes advertising and marketing programs sponsored by the various franchisers on both a national and regional basis. In addition, the Company engages in a wide variety of sales and marketing activities at the local market level including extensive individual sales calls, marketing blitzes and involvement in local community activities such as Rotary Clubs, Chambers of Commerce and motel associations. Various properties also promote special packages in conjunction with local attractions or events. Billboard advertising contracts represent the single largest sales and marketing expenditure other than contributions to franchiser sponsored advertising and media funds.

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





Item 2.    PROPERTIES

           The Company's lodging facilities are typically situated along interstate highways and in secondary markets, offering a convenient lodging alternative for many prospective customers. The facilities have an average size of 77 rooms, though individual properties range from 33 to 161 rooms, depending on location and business environment. MOA's properties generally do not offer large meeting or banquet facilities, in-house restaurants, or room service; and most do not offer recreational facilities such as pools or fitness centers. The motels do, however, typically provide free coffee, free local calls, remote control television, fax service, and free parking. In addition, many nationally and regionally recognized restaurant chains are generally within close proximity of the motels.

           The Company generally owns its motels in fee simple. The company has leased seventy-five properties subject to operating leases including a purchase option. However, the underlying real property of three of the lodging facilities is subject to a ground lease. Ownership of the buildings and improvements situated on such properties remains with the landlord subject to the leasehold interest which expires on the maturity date of the lease.

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

         The Company believes that the physical condition and general appearance of a property have a significant impact on profitability. MOA has made capital expenditures (exclusive of acquisitions and development of investment properties) of $2,971,000, $4,641,000, and $8,055,000 in 2001, 2000 and 1999,
respectively, relating to properties owned and operated. In addition, in accordance with the terms of the operating leases, lessees are required to maintain escrow balances to provide for recurring capital improvements at leased motels. These expenditures include not only the replacement of guestroom carpet and furnishings but also expenditures on parking lot repavement, exterior renovations and interior public area renovations including lobby enhancements and other revenue enhancing improvements such as installation of complete snack shoppe vended areas and guest laundry facilities. Management believes the level of capital expenditures made over the past three years has been sufficient to maintain the competitive position of its motel facilities. The Company believes that its facilities are currently well maintained and conform to the Company's standards and where applicable to the franchiser's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.

Information pertaining to the Company's 113 lodging facilities owned as of December 31, 2001 with footnote disclosure of transactions subsequent to year-end through August 20, 2002, is set forth in the following table.





                                            Number of                 Year
                                            Rentable               Acquired or
                                             Guest       Year       Developed
Location                 Franchise           Room        Built    by the Company
----------------------   -----------------  ---------   ------    --------------
ARKANSAS
West Memphis (1)         Super 8                61       1989         1989
ARIZONA
Phoenix (3)              Super 8                67       1998         1998
CALIFORNIA
Santa Monica             Best Western          122       1991         1992
West Los Angeles         Best Western           74       1993         1994
COLORADO
Longmont                 Super 8                64       1989         1994
FLORIDA
Fernandina Beach (2)     Best Western          134       1985         1994
                         at Amelia Island
Ft. Walton Beach         Howard Johnson        100       1987         1994
Lake City (2)            Microtel               62       1998         1998
Melbourne (2)            Howard Johnson        119       1990         1994
Orlando Centroplex (1)   Travelodge             75       1957         1996
Panama City (2)          Super 8                63       1986         1987
Pensacola (2)            Super 8                62       1985         1987
GEORGIA
Athens (3)               Microtel               60       1998         1998
Brunswick (2)            Super 8                58       1986         1987
Catersville (2)          Super 8                61       1986         1987
Columbus                 Super 8                74       1985         1987
Douglas                  Inn at Douglas        100       1986         1994
Dublin (2)               Best Western           88       1984         1994
Fitzgerald (2)           Inn at Fitzgerald     108       1985         1994
Hinesville (2)           Inn at Hinesville     163       1976         1994
Macon (2) (4)            Ramada                120       1987         1994
Moultrie (2)             Inn at Moultrie       100       1979         1994
Rome (2)                 Super 8                62       1986         1987
Vidalia (2)              Inn at Vidalia        128       1984         1994
Warner Robins (2)        Super 8                60       1986         1987
IDAHO
Boise                    Super 8               108       1978         1994
Coeur d'Alene (1)        Super 8                95       1983         1983
Lewiston (2)             Super 8                62       1985         1985
Sandpoint                Super 8                61       1984         1984
ILLINOIS
Bloomington (2)          Super 8                61       1985         1987
Champaign (2)            Super 8                61       1984         1987
Crystal Lake (3)         Super 8                59       1983         1987
Decatur (2)              Super 8                61       1983         1987
Litchfield (2)           Super 8                61       1987         1994
Peru (2)                 Super 8                61       1986         1987
South Springfield (2)    Super 8               118       1987         1994
Springfield (2)          Super 8                65       1985         1994
Tuscola (3)              Super 8                64       1988         1994
Waukegan (2)             Super 8                61       1986         1987
INDIANA
Columbus (2)             Super 8                62       1984         1987
Elkhart (2)              Fairway Inn            60       1990         1994
Indianapolis (2)         Days Inn              161       1985         1994
Mishawaka                Super 8                66       1998         1998
Muncie (2)               Days Inn               62       1990         1994
Terre Haute              Super 8               118       1985         1994
IOWA
Davenport (2)            Super 8                61       1984         1987
Des Moines               Super 8               152       1985         1994
KANSAS
Salina (2)               Super 8                61       1984         1989
Topeka (2)               Super 8                62       1984         1987
KENTUCKY
Danville (2)             Super 8                49       1987         1987
Lexington (2)            Super 8                61       1987         1987
Louisville               Super 8               100       1988         1988
LOUISIANA
Shreveport (2)           Super 8               143       1986         1994
MAINE
Ellsworth                Comfort Inn            63       1993         1993
MICHIGAN
Battle Creek (2)         Super 8                62       1985         1987
Grand Rapids (2)         Super 8                62       1986         1987
Kalamazoo (2)            Super 8                62       1985         1987
Muskegon (2)             Days Inn              106       1968         1993
Muskegon (2)             Super 8                62       1986         1987
Saginaw (2)              Super 8                58       1985         1987
MINNESOTA
Hibbing (2)              Super 8                49       1993         1994
Red Wing (2)             Super 8                60       1987         1996
Savage (2)               Comfort Inn            75       1982         1994
MISSOURI
Independence (2)         Super 8                77       1983         1987
Joplin                   Super 8                50       1985         1987
Liberty (2)              Super 8                60       1980         1987
NW Kansas City (2)       Super 8                50       1983         1987
St. Joseph               Super 8                54       1985         1987
St. Louis (2)            Super 8                99       1984         1987
Springfield (2)          Super 8                50       1985         1987
MONTANA
Billings                 Ramada Ltd.           116       1978         1994
Billings                 Super 8               114       1979         1994
Dillon                   Super 8                48       1985         1989
Great Falls              Super 8               117       1978         1994
Helena                   Super 8               102       1979         1988
NEBRASKA
Fremont (2)              Super 8                43       1986         1989
NEVADA
Carson City (2)          Super 8                63       1985         1985
NEW HAMPSHIRE
Merrimack (5)            Days Inn               68       1999         1999
NEW MEXICO
Las Cruces (2)           Super 8                60       1981         1987
NEW YORK
East Syracuse  (3)       Super 8                53       1997         1997
NORTH CAROLINA
Weldon (2)               Orchard Inn            49       1973         1993
Wilson                   Microtel               59       1997         1997
NORTH DAKOTA
Bismarck                 Super 8                61       1976         1987
Grand Forks (2)          Super 8                33       1983         1987
Minot (2)                Super 8                60       1977         1987
OHIO
Akron (2)                Super 8                58       1986         1987
Canton (2)               Days Inn               61       1985         1987
Maumee (5)               Super 8                68       1998         1998
St. Clairsville (2)      Super 8                62       1986         1987
PENNSYLVANIA
Lancaster                Super 8               101       1990         1990
York                     Super 8                94       1990         1990
SOUTH CAROLINA
Anderson (2)             Super 8                62       1986         1987
Camden (2)               Inn at Camden          83       1989         1994
Charleston (2)           Orchard Inn            89       1973         1993
Columbia (2) (5)         Microtel               48       1997         1997
Greenwood (2)            Days Inn               61       1986         1987
SOUTH DAKOTA
Sioux Falls (2)          Super 8                95       1976         1987
TENNESSEE
Chattanooga (2)          Super 8                73       1986         1987
East Memphis (2)         Super 8                69       1990         1990
Johnson City (2)         Super 8                60       1986         1987
Knoxville                Super 8               137       1975         1993
Union City (2)           Super 8                61       1989         1989
TEXAS
Stafford (2)             Microtel               68       1998         1998
UTAH
Salt Lake City (2)       Super 8               119       1983         1988
VIRGINIA
Charlottesville (2)      Super 8                65       1986         1987
Richmond  (2)            Inn at Richmond       117       1985         1994
WEST VIRGINIA
Mineral Wells (2)        Microtel               54       1998         1998
WISCONSIN
Janesville (2)           Super 8                48       1985         1987
Kenosha (2)              Super 8                60       1984         1987
Madison                  Best Western          101       1983         1994
Rice Lake (2)            Super 8                47       1984         1994
WYOMING
Cody                     Super 8                64       1982         1982
Jackson                  Super 8                97       1983         1983
                                             -----
                         Total               8,668
                                             =====

Continued from table above:

(1)  Property is subject to a ground lease.
(2)  Property is subject to an operating lease.
(3)  Property leased to a third-party tenant subsequent to December 31, 2001.
(4) Property lessee defaulted on the operating lease subsequent to December 31, 2001 and is now operated by the Company.
(5)  Property sold subsequent to December 31, 2001.

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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted during the fiscal quarter ended December 31, 2001 to a vote of the security holders of the Company.

                                     PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           As of May 31, 2002, there were 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

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

           During 1999, the Company repurchased from an affiliated company at fair market value $35 million of the 12% Senior Subordinated Notes at a gain of approximately $1.9 million which was offset by the accelerated write-off of related deferred financing costs in the amount of $1.9 million.

           During 2000, in two separate transactions the Company repurchased from an affiliated company at fair market value $10.5 million and $20.9 million of the 12% Senior Subordinated Notes at a gain of approximately $4.2 million and $6.7 million respectively. Theses gains were offset by the accelerated write-off of related deferred financing costs in the amount of $0.6 million and $1.1 million respectively.

           During 2001, the Company repurchased from an affiliated company at fair market value $1.9 million of the 12% Senior Subordinated Notes at a gain of approximately $431,000 net of income taxes.

Item 6.    SELECTED FINANCIAL DATA
       The following table sets forth-certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended
December 31, 2001. This data should be read in conjunction with the audited consolidated historical financial statements of the Company and the notes thereto included elsewhere herein. (In thousands except for RevPar and ADR statistics)

Statement of Operations Data                                   Year Ended December 31,
                                    ----------------------------------------------------------
                                     1997 (1)    1998 (1)    1999 (1)    2000 (1)    2001 (1)
                                    ----------  ----------  ----------  ----------  ----------
Total revenues                      $ 122,367   $ 116,327   $ 103,431   $  72,192   $  62,001
Costs and expenses:
Motel operating                        62,333      60,608      53,856      31,598      24,197
Marketing and royalty fees              8,905       7,515       6,786       4,174       3,244
Corporate general and
administrative                          7,908      11,105      10,351       6,410       6,932
Lease expense                               0           0         158         460         783
Vending expense                             0           0         717       1,081       2,141
Impairment losses and
restructuring costs                     3,276       9,300       1,378           0       6,622
Depreciation and amortization(2)       14,985      17,995      14,978      15,059      13,990
Total direct expenses                  97,407     106,523      88,224      58,782      57,909
Net operating income                   24,960       9,804      15,207      13,410       4,092
Interest expense                       31,373      30,578      30,070      25,555      20,662
Income (loss) from operations          (6,413)    (20,774)    (14,863)    (12,145)    (16,570)
Minority interests                       (178)        (84)        (20)       (472)        (20)
Gain on sale of properties              1,110      26,079       2,528       2,177       3,669
Income tax expense (benefit)           (2,109)      2,069      (4,681)     (4,003)     (3,713)
Extraordinary item                          0           0           0       5,653         390
Net income  (loss)                     (3,372)      3,152      (7,675)       (784)     (8,818)
Net income (loss) per share         $   (4.21)  $    3.94   $   (9.59)  $   (0.98)  $  (11.02)
Other Financial Data
Net cash provided by (used in)
operating activities                $  15,947   $   9,472   $  11,972   $   2,550   $   3,277
Net cash provided by (used in)
investing activities                  (13,648)     26,998       2,978       8,787      11,537
Net cash provided by (used in)
financing activities                   (1,515)    (29,921)    (31,380)    (12,596)    (14,824)
EBITDA(3)                              43,221      37,099      31,563      28,469      24,704
EBITDA Margin (% of total
revenues)(3)                            35.32%      31.89%      30.52%      39.44%      39.84%
Net operating revenue margin (%
of total revenues)                      20.40%       8.43%      14.70%      18.58%       6.60%
Refurbishment of investment
properties                          $   7,948   $   5,696   $   8,055   $   4,641   $   2,971
Operating Data (4)
Number of motels operated                 138         130          83          43          38
Number of rooms                        11,385      10,254       6,753       3,706       3,188
Number of leased motels                     0           5          43          75          75
REVPAR(5)                           $   29.48   $   28.51   $   29.86   $   35.76   $   35.35
ADR(6)                              $   43.43   $   43.51   $   43.59   $   48.97   $   49.18
Occupancy percentage(7)                 63.75%      61.46%      63.94%      67.51%      67.32%
Balance Sheet Data
Total assets                        $ 362,859   $ 339,055   $ 313,205   $ 287,261   $ 265,382
Total debt                            324,989     296,151     268,180     234,545     218,222
Total stockholders' equity             19,59       22,746      15,071      14,288       5,470
EBITDA to GAAP Reconciliation
EBITDA(3)                           $  43,221   $  37,099   $  31,563   $  28,469   $  24,704
Adjustments:
Impairment losses and
restructuring costs                    (3,276)     (9,300)     (1,378)          0      (6,622)
Depreciation and amortization(2)      (14,985)    (17,995)    (14,978)    (15,059)    (13,990)
Interest expense                      (31,373)    (30,578)    (30,070)    (25,555)    (20,662)
Minority interests                       (178)        (84)        (20)       (472)        (20)
Gain on sale of properties              1,110      26,079       2,528       2,177       3,669
Income tax (expense) benefit            2,109      (2,069)      4,681       4,003       3,713
Extraordinary item                          0           0           0       5,653         390
                                    ----------  ----------  ----------  ----------  ----------
Net income  (loss)                  $  (3,372)  $   3,152   $  (7,674)  $    (784)  $  (8,818)
                                    ==========  ==========  ==========  ==========  ==========

Continued from table on previous page

(1) Results for the year ended December 31, 1999 include the recovery of $0.5 million of offering costs previously written off. The results for years ended December 31, 1997, 1998, 1999, 2000 and 2001 include $1.1 million,
     $26.1million, $2.6 million, $2.2 million and $3.5 million of gains on the sale of properties, respectively. Results for the year ended December 31, 1997 included the recording of restructuring costs and the impairment losses of $3.3 million. Results for the year ended December 31, 1998 included the recording of impairment losses of $9.3 million. Results for the year ended December 31, 1999 included the recording of restructuring costs of $0.5 million and impairment losses of $0.9 million. Results for the year ended December 31, 2001 include $6.6 million of impairment losses. Results from operations for year ended December 31, 2000 include a $5.7 million gain net of taxes on early extinguishment of debt.
(2) The Company changed its estimate of the economic benefit of certain deferred loan costs in 1998. The effect of this change increased amortization by $1.9 million for the year ended December 31, 1998.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest, gain on sale of properties, restructuring costs and impairment losses and gain on early extinguishment of debt. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with accounting principles generally accepted in the United States ("GAAP"). EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA should not be construed by the reader as an alternative to net income (as determined in accordance with GAAP), as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP), as a measure of liquidity.
(4) Operating data excludes amounts related to five motels, which are leased to third party tenants at December 31, 1998, forty-three motels at December 31, 1999, seventy-five motels at December 31, 2000 and seventy-five motels at December 31, 2001.
(5) Revenue per available room ("REVPAR") represents motel-operating revenues divided by the total number of rooms available. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.
(6) The average daily room rate ("ADR") represents total room revenues divided by the total number of rooms occupied.
(7) The occupancy percentage represents total rooms occupied divided by total available rooms.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. FORWARD- LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED AT THE TIME OF THE FORWARD-LOOKING STATEMENTS ARE MADE, INCLUDING, WITHOUT LIMITATION, RISKS AND UNCERTAINTIES ASSOCIATED WITH THE FOLLOWING: GENERAL REAL ESTATE, TRAVEL AND NATIONAL AND INTERNATIONAL ECONOMIC CONDITIONS, INCLUDING THE SEVERITY AND THE DURATION OF THE DOWNTURN RESULTING FROM THE SEPTEMBER 11, 2001 TERRORISTS ATTACKS ON NEW YORK AND WASHINGTON, D.C. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RECONCILE TO OPERATING INCOME REPORTED IN SUCH STATEMENTS.

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

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Room revenues and other revenues derived from operation of lodging facilities are recognized when earned. The Company leased certain properties to third party operators under triple net leases requiring monthly rental payments that include: (i) minimum base rents which are recognized currently in revenue, and
(ii) additional rents that may be applied to the purchase price of the property upon exercise of the lessee's purchase option. Recognition of such additional rents as revenue is deferred under the deposit method pending exercise of the purchase option or expiration or termination of the lease

Impairment of Long-Lived Assets, Including Goodwill

The Company periodically evaluates its long-lived assets, including its investments in real estate and goodwill, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Depreciation of Investment in Real Estate

The Company depreciates the building component of its investment in real estate over a 40-year estimated useful life and both the furniture, fixtures and equipment and replacements components over a 7-year estimated useful life, all of which are judgmental determinations.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on other factors relevant to the financial instruments.

    Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein. (certain of the 2000 numbers have been reclassified to conform to the 2001 presentation):

                                                                  Supplemental Operating Results and Statistics
                                                 ------------------------------------------------------------------------

                                                                          Year Ended December 31
                                                 ------------------------------------------------------------------------
                                                      Motels Owned             Acquisitions/
                                                      Both Periods             Divestitures             Consolidated
                                                 -----------------------  ------------------------  ---------------------
                                                     2001        2000         2001         2000        2001        2000
                                                 -----------  ----------  -----------   ----------  ----------  ---------
                                                                  (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                $   36,965   $  37,698   $    4,502    $  16,126   $  41,467   $ 53,824
    Ancillary motel revenues                          3,400       3,521          272          753       3,672      4,274
                                                 -----------  ----------  -----------   ----------  ----------  ---------
  Total motel operating revenues                     40,365      41,219        4,774       16,879      45,139     58,098
  Motel costs and expenses:
    Motel operating expenses                         20,843      20,307        3,354       11,291      24,197     31,598
    Marketing and royalty fees                        2,868       2,854          376        1,320       3,244      4,174
    Depreciation and amortization                     5,703       6,289          627        1,192       6,330      7,481
                                                 -----------  ----------  -----------   ----------  ----------  ---------
  Total motel direct expenses                        29,414      29,450        4,357       13,803      33,771     43,253
                                                 -----------  ----------  -----------   ----------  ----------  ---------
                                                 $   10,951   $  11,769   $      417    $   3,076      11,368     14,845
                                                 ===========  ==========  ===========   ==========

Lease operations:
  Lease revenues                                                                                       12,447     10,142
  Lease operating expenses                                                                                783        460
  Depreciation and amortization                                                                         6,624      6,690
                                                                                                    ----------  ---------
                                                                                                        5,040      2,992

Vending operations:
  Vending revenues                                                                                      2,185      1,072
  Vending operating expenses                                                                            2,141      1,081
  Depreciation and amortization                                                                           376        226
                                                                                                    ----------  ---------
                                                                                                         (332)      (235)

Corporate operations:
  Other revenues                                                                                        2,230      2,880

  General and administrative expenses:
    Management Operations                                                                               5,100      4,813
    Construction/Acquisition and
      Divestiture                                                                                         471        975
    Vending general and administrative expenses                                                         1,361        622
                                                                                                    ----------  ---------
  Total general and administrative expenses                                                             6,932      6,410
  Impairment losses                                                                                     6,622          -
  Depreciation and amortization                                                                           660        662
                                                                                                    ----------  ---------
                                                                                                      (11,984)    (4,192)
                                                                                                    ----------  ---------
Net operating income                                                                                $   4,092   $ 13,410
                                                                                                    ==========  =========

Other data:
  Number of motels at year end (5)                       36          38            2            5          38         43
  Number of rooms at year end (5)                     3,028       3,031          160          675       3,188      3,706
  Occupancy percentage (5)                            67.71%      68.38%       49.13%       55.32%      67.32%     67.51%
  ADR (1) (5)                                    $    49.37   $   49.62   $    37.24    $   13.77   $   49.18   $  48.97
  REVPAR (2) (5)                                 $    35.71   $   36.26   $    18.68    $    8.83   $   35.35   $  35.76
  Net operating income margin (3)                                                                        6.60%     18.58%
  Net motel revenue margin (4) (5)                    45.05%      47.90%       13.30%       26.47%      42.68%     41.48%

---------------------------------------------------------

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

(5) At December 31, 2001 and 2000 and for the years then ended, excludes amounts related to seventy-five motels for both periods, which are leased to third party tenants.

           Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines commissions. Lease revenues are derived from lease payments from properties operated by third party tenants. Vending revenues are generated by vending operations located within the Company owned locations as well as non-owned Company locations. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $62,001,000 in 2001 from $72,192,000 in 2000, a decrease of $10,191,000 or 14.1%.

           Motel revenues decreased to $45,139,000 in 2001 from $58,098,000 in 2000 a decrease of $12,959,000 or 22.3%. The decrease in motel revenues was attributable to the acquired or divested motels (including those subject to operating leases) since January 1, 2001 and a decrease in the motel revenues for motels owned during both periods of $854,000 or 2.1%. The decrease in motel revenues for motels owned during both periods was principally attributable to a decrease in the average daily room rate ("ADR"). The ADR for the motels owned during both periods decreased to $49.37 in 2001 from $49.62 in 2000, a decrease of $.25 or less than 1%. The occupancy percentage in 2001 for the motels owned during both periods decreased to 67.7% from 68.4% in 2000 or 0.9%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $35.71 in 2001 from $36.26 in 2000, a decrease of $0.55 or 1.5%. The acquired and divested motels had an occupancy percentage of 49.1%, an ADR of $37.24 and a REVPAR of $18.68 for the period which the Company owned them in 2001.

           Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $24,197,000 in 2001 from $31,598,000 in 2000 a net decrease of $7,400,000 or 23.4%. Approximately $7,937,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 2001. The cost of operating motels owned during both periods increased to $20,843,000 in 2001 from $20,307,000 in 2000, an increase of $536,000 or 2.6%. Motel operating expenses as a percentage of motel revenues decreased to 53.6% in 2001 from 54.4% in 2000. Motel operating expenses as a percentage of motel revenues for motels owned in both periods increased to 51.6% in 2001 from 49.3% in 2000. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 70.3% in 2001.

           Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $3,244,000 in 2001 from $4,174,000 in 2000, a decrease of $930,000 or 22.3%. Approximately $944,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 2001. The marketing and royalty fees for motels owned during both periods increased to $2,868,000 in 2001 from $2,854,000 in 2000, an increase of $14,000 or .5%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.8% in 2001 from 7.6% in 2000. The increase in marketing and royalty fees for motels owned both periods in 2001 and 2000 was principally due to additional marketing efforts.

           Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative expenses. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $287,000 to $5,100,000 in 2001 from $4,813,000 in 2000, an increase of 6.0% due to an increase in professional fees. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $504,000 from $975,000 in 2000 to $471,000 in 2001 or 51.7%. The decrease is attributable principally to the sales and leasing efforts of the Company's properties winding down in 2001. Vending general and administrative expenses increased $739,000 from $622,000 in 2000 to $1,361,000 in 2001. This increase is attributed to the increased efforts to expand the vending company operations. As a percentage of total motel operating revenues, Management Operations general and administrative expenses increased from 8.3% in 2000 to 11.3% in 2001.


           Lease revenues increased from $10,142,000 in 2000 to $12,447,000 in 2001, an increase of $2,305,000. This increase is the result of leasing an additional three properties since December 31, 2000, plus $542,000 of forfeited security deposits.

           Lease expenses increased from $460,000 in 2000 to $783,000 in 2000, an increase of $323,000. Lease expenses primarily consist of costs expended for property insurance.

           Vending revenues increased $1,113,000 from $1,072,000 in 2000 to $2,185,000 in 2001 or an increase of 103.8%. Vending revenue is generated by vending machines and coffee services supplied to Company owned locations as well as third party locations. The Company acquired a new vending company in 2001 consisting of approximately 100 locations.

           Vending expenses increased to $2,140,000 in 2001 from $1,081,000 in 2000 an increase of $1,060,000 or 98.1%. Vending expenses consist mostly of cost of goods sold and salaries related to saving or servicing the vending routes.

           Impairment losses were recorded in the amount of $6,622,000 in 2001. Based on a property-by-property review of certain properties that had experienced a deterioration in operating performance, management determined that in certain instances the decline in operating performance was due to factors outside of management's control and likely to persist for the foreseeable future. The Company believes it is unlikely to realize the carrying value of certain of its properties through either a sale or from operations and recorded an impairment loss accordingly.

           Depreciation and amortization decreased to $13,990,000 in 2001 from $15,059,000 in 2000, a decrease of $1,069,000 or 7.1%. This decrease is attributed to a decrease in deferred loan cost amortization of approximately $400,000 and a decrease in depreciation in the amount of $700,000.

           Net operating income decreased to $4,092,000 in 2001 from $13,410,000 in 2000, a decrease of $9,318,000 or 69.5%. There was a decrease in net motel revenues of $4,628,000(motel revenues less motel operating expenses and marketing and royalty fees). Of the $4,628,000 decrease in net motel revenues, $3,224,000 resulted from the motels acquired and divested since January 1, 2000 and a decrease in net motel revenues for motels owned during both periods of $1,404,000 or 7.8%. Net operating revenue as a percent of total revenues was 6.6% and 18.6% in 2001 and 2000, respectively. The decrease in net operating income also included the increase in general and administrative expenses of $521,000, and a decrease in depreciation and amortization of $1,069,000 and an increase in impairment losses of $6,622,000 all of which are separately discussed above. The Company also realized an increase in net lease operations of $2,048,000 and a decrease in vending operations of $97,000.

           Interest expense decreased to $20,662,000 in 2001 from $25,555,000 in 2000, a decrease of $4,893,000. The decrease is principally due to a decrease in average outstanding borrowings, specifically a decrease in the 12% Senior Subordinated Debt.

           Gain on sale of properties amounted to $3,669,000 in 2001 as compared to $2,177,000 in 2000. The gain in 2001 resulted from the sale of three motel properties and a general partner interest compared with the sale of eight motel properties sold in 2000. Minority interests declined from 2001 to 2000 due to the sale of both partnership interests.

           Net loss increased $8,034,000 to a net loss of $8,818,000 in 2001 from a net loss of $784,000 in 2000. Included in the net increase are the impairment losses of $6,622,000 and a net gain on early extinguishment of debt on the 12% Senior Subordinated debt of $390,000 net of tax of $249,000.

           Extraordinary item gain of $390,000 is the result of the repurchase at fair market value of $1.9 million of 12% Senior Subordinated Notes at a discount and also a $66,000 penalty on repayment of a note payable.

           Income tax benefit decreased as a percent of income before taxes in 2001 as compared to 2000 as a result of the recognition of a tax valuation allowance of approximately $1,300,000 pertaining to state tax net operating losses which are not expected to be utilized.

    Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein. (certain of the 1999 numbers have been reclassified to conform to the 2000 presentation):

                                                                Supplemental Operating Results and Statistics
                                                 ------------------------------------------------------------------------

                                                                          Year Ended December 31
                                                 ------------------------------------------------------------------------
                                                      Motels Owned             Acquisitions/
                                                      Both Periods              Divestitures            Consolidated
                                                 -----------------------   -----------------------  ---------------------
                                                     2000        1999          2000        1999        2000       1999
                                                 -----------  ----------   -----------  ----------  ----------  ---------
                                                                 (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                $   43,987   $  42,908    $    9,837   $  47,474   $  53,824   $ 90,382
    Ancillary motel revenues                          3,636       3,444           638       2,060       4,274      5,504
                                                 -----------  ----------   -----------  ----------  ----------  ---------
  Total motel operating revenues                     47,623      46,352        10,475      49,534      58,098     95,886
  Motel costs and expenses:
    Motel operating expenses                         23,429      22,148         8,169      31,708      31,598     53,856
    Marketing and royalty fees                        3,304       3,050           870       3,736       4,174      6,786
    Depreciation and amortization                     6,015       5,122         1,466       6,346       7,481     11,468
                                                 -----------  ----------   -----------  ----------  ----------  ---------
  Total motel direct expenses                        32,748      30,320        10,505      41,790      43,253     72,110
                                                 -----------  ----------   -----------  ----------  ----------  ---------
                                                 $   14,875   $  16,032    $      (30)     $7,744      14,845     23,776
                                                 ===========  ==========   ===========  ==========

Lease operations:
  Lease revenues                                                                                       10,142      2,477
  Lease operating expenses                                                                                460        158
  Depreciation and amortization                                                                         6,690      1,922
                                                                                                    ----------  ---------
                                                                                                        2,992        397

Vending operations:
  Vending revenues                                                                                      1,072        948
  Vending operating expenses                                                                            1,081        718
  Depreciation and amortization                                                                           226        265
                                                                                                    ----------  ---------
                                                                                                         (235)       (35)

Corporate operations:
  Other revenues                                                                                        2,880      4,121

  General and administrative expenses:
    Management Operations                                                                               4,813      8,944
    Construction/Acquisition and
      Divestiture                                                                                         975        907
    Vending general and administrative expenses                                                           622        500
                                                                                                    ----------  ---------
  Total general and administrative expenses                                                             6,410     10,351
  Impairment losses and
    restructuring costs                                                                                     -      1,378
  Depreciation and amortization                                                                           662      1,323
                                                                                                    ----------  ---------
                                                                                                       (4,192)    (8,931)
                                                                                                    ----------  ---------
Net operating income                                                                                $  13,410   $ 15,207
                                                                                                    ==========  =========

Other data:
  Number of motels at year end (5)                       42          42             1          41          43         83
  Number of rooms at year end (5)                     3,636       3,642            70       3,111       3,706      6,753
  Occupancy percentage (5)                            67.46%      67.85%        69.93%      55.32%      67.51%     63.94%
  ADR (1) (5)                                    $    48.93   $   47.53    $    51.10   $   40.55   $   48.97   $  43.59
  REVPAR (2) (5)                                 $    35.74   $   34.83    $    36.93   $   25.90   $   35.76   $  29.57
  Net operating income margin (3)                                                                       18.58%     14.70%
  Net motel revenue margin (4) (5)                    47.49%      49.30%        34.80%      29.68%      41.48%     38.99%

----------------------------------------------------------

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

       Extraordinary item gain of $5.6 million is the result of the repurchase at fair market value of $31.4 million of 12% Senior Subordinated Notes at a discount.



Liquidity and Capital Resources

         The Company's primary uses of its capital resources include debt service, capital expenditures (primarily for motel refurbishment) and working capital. In addition, on a discretionary basis the Company utilizes its capital resources for the development and acquisition of motel properties.

             Substantially all of the company's investment properties, mortgage and other notes receivable have been pledged as collateral.

                  The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 2001, the Company has principal repayment obligations of $31,667,000, $8,081,000 and $32,323,000 for the years ending December 31, 2002, 2003 and 2004, respectively. During 2001 the Company was advanced $5.4 million on loans of $10.5 million for construction advances on two properties under construction. In June 2001, the Company refinanced $3,997,000 of debt with new loans of $3,425,000 at 8.84% due August 1, 2011, with monthly principal and interest payments of $30,464 secured by two properties located in East Syracuse, NY and Wilson, NC. In July 2001, the Company borrowed $1,000,000 at prime plus .5% due June 12, 2002 which has been repaid in full. In July 2001, the Company borrowed $3,500,000 at 8.67% due September 1, 2011 with monthly principal and interest payments of $30,751 secured by one property in Milford, MA, which was used to pay off an existing construction loan with a balance of $2,877,000. In August 2001, a subsidiary of the Company purchased a vending company and assumed debt in the amount of $250,000, non interest bearing with three annual payments of $83,333, due August 24, 2002, August 24, 2003 and August 24, 2004, $134,000, due November 1, 2008, with monthly principal and interest payments of $2,168 and $111,000, due April 1, 2007, with monthly principal and interest payments of $2,146. In October 2001, the Company repurchased an additional $1.9 million of the 12% Senior Subordinated Notes from an affiliate at fair market value for a pre-tax gain of $639,000.

           The Company currently has a net working capital deficit position but believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, either from operating cash flows, refinancing, sales and or leases including the maturity of the remaining $11.5 million 12% Senior Subordinated Notes in 2004.

         The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $2,971,000 $4,641,000 and $8,055,000, in 2001 ,2000 and 1999,
respectively. In addition, as of December 31, 2001, the Company has $708,000 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. For the year ended December 31, 2001 cash and cash equivalents decreased $10,000 from the balance at December 31, 2000. A total of $3,277,000 of cash was provided by operating activities, $11,537,000 of cash was provided by investing activities and $14,824,000 of cash was used in financing activities. Net investing activities include: $6,147,000 of cash utilized for motel development; $2,971,000 expended on renovation of existing motel properties; $708,000 of cash was provided by a decrease in cash restricted for refurbishment of properties; and $19,948,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used by financing activities include: $29,869,000 of cash utilized to repay indebtedness plus $321,000 of deferred financing costs less $15,366,000 of proceeds from borrowings.

           The Company is not currently a party to any proceeding which, in management's opinion, is likely to have a material adverse effect on the Company's operating results or financial position.



Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

           As of December 31, 2001, the Company has total outstanding debt of approximately $218,221,000 of which approximately $28,855,000, or 13.22%, is variable rate debt. If market rates of interest on the Company's debt increase by 10%, the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $136,000. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $6,584,000. If market rates of interest on the Company's variable rate debt decreased by 10%, the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $102,000. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $2,256,000.

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



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following chart lists the Company's current directors and executive officers.

Name                     Age    Positions(s) with the Company
------------------       ---    -----------------------------------------------
Paul F. Wallace           65    Director, Chairman and Chief Executive Officer
Kurt M. Mueller           45    Director, President and Chief Financial Officer
Alan H. Baerenklau        56    Director
Ronald P. Stewart         58    Director
Peter W. McClean          58    Director
Philip J. Levien          57    Director
Blane P. Evans            42    Vice President, Secretary & Treasurer

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

Item 11.   EXECUTIVE COMPENSATION

           The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officers and the two other most highly compensated executive officers of the Company, as of the end of the last fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                      Year    Salary($)     Bonus($)
-------------------------------------------      ----    ---------     --------
Paul F. Wallace                                  2001     300,000            -
Chairman and Chief Executive Officer             2000     300,000            -
                                                 1999     300,000            -


Alan H. Baerenklau                               2000     176,664            -
President and Chief Operating Officer (1)        1999     233,300            -


Kurt M. Mueller                                  2001     218,760            -
President and Chief Financial Officer            2000     200,000            -
                                                 1999     200,000            -

-------------------------------------------

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

           Members of the Board of Directors do not receive compensation for serving on the Board except that Messrs. Baerenklau, Stewart, McClean and Levien each receive a $5,000 annual retainer and are paid $1,000 for each meeting. All members of the Board of Directors receive reimbursement of reasonable expenses incidental to attendance at meetings of the Board of Directors and all committees.

  Compensation Committee Interlocks and Insider Participation

           The Company has no compensation committee of the Board of Directors. During 2001, no officer or employee of the Company or its subsidiaries participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of August 20, 2001:

                                         Shares of Common Stock        Percent
Name and Address of Beneficial Owner     Beneficially Owned            of Class
------------------------------------     ----------------------        --------
Principal Stockholders:

New Image Realty, Inc.                        677,228                     85%
888 Seventh Avenue
Suite 3400
New York, NY  10106


Executive Officer and Directors
---------------------------------
Paul F. Wallace                               684,357 (1)                 86%

All Directors and Officers
 as a Group (11 persons)                      684,357 (2)                 86%

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

           In March 2000, the Company purchased from an affiliated company at fair market value $10.5 million of the 12% Senior Subordinated Notes due in 2004 for a gain of $4.2 million which is offset by $.6 million in accelerated deferred financing costs written off as part of the transaction. In October 2000, the Company purchased an additional $20.9 million at fair market value of the 12% Senior Subordinated Notes for a gain of approximately $6.7 million which is partially offset by $1.1 million in accelerated deferred financing costs written off as part of this transaction.

           In October 2001, the Company repurchased from an affiliated company at fair market value $1.9 million of the 12% Senior Subordinated Notes at a pre tax gain of approximately $639,000.

           Also during 2001, the Company sold three properties to related parties at fair market value for approximately $17.5 million resulting in a deferred gain of $5.4 million and notes receivable of $15.6 million.

                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)   1 & 2.   Financial Statements and Schedules

                          See Index to Financial Statements in this Form 10-K.

                 3.       Exhibits  -  None



           (b)   Reports on Form 8-K  -  None

                          INDEX TO FINANCIAL STATEMENTS

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                  Years Ended December 31, 2001, 2000 and 1999





 Report of Independent Auditors                                          F-2

 Consolidated Balance Sheets as of December 31, 2001 and 2000            F-3

 Consolidated Statements of Operations for each of the three years
 in the period ended December 31, 2001                                   F-4

 Consolidated Statements of Changes in Stockholders' Equity for each
 of the three years in the period ended December 31, 2001                F-5

 Consolidated Statements of Cash Flows for each of the three years
 in the period ended December 31, 2001                                   F-6

 Notes to Consolidated Financial Statements                              F-7

 Schedule III:  Real Estate and Accumulated Depreciation                 F-22



           All other schedules have been omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors
MOA Hospitality, Inc.

         We have audited the consolidated balance sheets of MOA Hospitality, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001.
Our audit also included the financial statement schedule listed in the index under Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOA Hospitality, Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                      /s/ Ernst & Young LLP
                                                          ERNST & YOUNG LLP


Chicago, Illinois
August 20, 2002

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                  ------------------------------
                                                                       2001            2000
                                                                  --------------  --------------
ASSETS
  Current Assets:
  Cash and cash equivalents                                       $   3,152,386   $   3,162,313
  Accounts receivable from property operations, net                   1,461,138       1,536,929
  Operating supplies and prepaid expenses                             2,313,143       2,031,740
  Current portion of mortgage and notes receivable                    1,608,881       6,185,463
                                                                  --------------  --------------
  Total Current Assets                                                8,535,548      12,916,445
  Investment property:
    Operating properties, net of accumulated depreciation           206,171,937     232,366,362
    Land held for development                                         9,585,383       8,365,949
                                                                  --------------  --------------
  Total investment property                                         215,757,320     240,732,311
  Other Assets:
  Deposits and other assets                                           1,178,232         601,944
  Restricted cash                                                     1,735,285       2,443,008
  Mortgage and other notes receivable, less current portion
    including $15,600,813 due from an affiliate                      26,705,354      19,402,847
  Net deferred tax asset                                              2,537,130               -
  Financing and other deferred costs, net of accumulated
    amortization of $17,012,803 in 2001 and $14,412,947 in 2000       8,934,021      11,164,445
                                                                  --------------  --------------
  Total Other Assets                                                 41,090,022      33,612,244
                                                                  --------------  --------------
Total Assets                                                      $ 265,382,890   $ 287,261,000
                                                                  ==============  ==============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable                                          $   1,520,611   $   1,109,241
  Real estate taxes payable                                           1,459,872       1,373,133
  Accrued interest payable                                            2,043,464       2,002,850
  Nonrefundable lease deposits and purchase price credits            23,296,085      19,579,132
  Other liabilities for leased locations                              4,580,512       4,852,994
  Deferred income                                                     5,474,923       1,695,854
  Other accounts payable and
    accrued expenses                                                  3,316,703       5,227,850
  Current portion of long-term debt                                  31,666,797      28,518,916
                                                                  --------------  --------------
  Total Current Liabilities                                          73,358,967      64,359,970

  Net deferred tax liability                                                  -         573,399

  Long-term debt, less current portion:
  Mortgage and other notes payable                                  175,250,273     192,901,582
  12% Senior Subordinated Notes, net of unamortized
    discount of $222,993 in 2001 and $351,205 in 2000                11,304,007      13,124,795
                                                                  --------------  --------------
  Total Long-term debt, excluding current portion                   186,554,280     206,026,377
                                                                  --------------  --------------
  Total Liabilities                                                 259,913,247     270,959,746
                                                                  --------------  --------------

  Minority Interests                                                          -       2,013,721
  Stockholders' equity:
    Common stock, $.01 par value, 1,500,000 shares
      authorized; 800,000 shares issued and outstanding                   8,000           8,000
    Additional paid-in capital                                       15,294,284      15,294,284
    Retained deficit                                                 (9,832,641)     (1,014,751)
                                                                  --------------  --------------
  Total stockholders' equity                                          5,469,643      14,287,533
                                                                  --------------  --------------
Total Liabilities and Stockholders' Equity                        $ 265,382,890   $ 287,261,000
                                                                  ==============  ==============





          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      Year Ended December 31,
                                                          -----------------------------------------------
                                                               2001            2000             1999
                                                          --------------  --------------   --------------

Revenues:
  Motel operating revenues                                $  45,139,165   $  58,097,785    $  95,885,655
  Lease revenues, net of deferred purchase price             12,446,666      10,142,487        2,476,570
    credit of $1,981,132 in 2001, $1,974,766  in 2000
    and $299,336 in 1999
  Vending revenues                                            2,185,316       1,071,916          947,636
  Other revenues                                              2,229,655       2,879,897        4,121,228
                                                          --------------  --------------   --------------
Total revenues                                               62,000,802      72,192,085      103,431,089
Costs and expenses:
  Motel operating expenses                                   24,197,309      31,597,842       53,855,617
  Marketing and royalty fees                                  3,243,988       4,174,102        6,785,937
  General and administrative                                  6,931,530       6,410,684       10,350,626
  Lease expense                                                 783,433         460,028          157,729
  Vending expense                                             2,140,611       1,080,673          717,906
  Impairment losses and restructuring costs                   6,622,076               -        1,378,000
  Depreciation and amortization                              13,989,896      15,059,018       14,978,458
                                                          --------------  --------------   --------------
Total direct expenses                                        57,908,843      58,782,347       88,224,273
                                                          --------------  --------------   --------------
Net operating income                                          4,091,959      13,409,738       15,206,816
Interest expense                                             20,661,979      25,554,837       30,069,919
                                                          --------------  --------------   --------------
Loss from operations                                        (16,570,020)    (12,145,099)     (14,863,103)

Minority interests                                              (20,290)       (472,095)         (19,575)
Gain on sale of properties                                    3,668,736       2,176,991        2,527,605
                                                          --------------  --------------   --------------
Income (loss) before income taxes
  and extraordinary item                                    (12,921,574)     10,440,203)     (12,355,073)
Income tax expense (benefit)                                 (3,713,292)     (4,002,914)      (4,680,555)
                                                          --------------  --------------   --------------
Income (loss) before extraordinary item                      (9,208,282)     (6,437,289)      (7,674,518)

Extraordinary item:
  Net gain on early extinguishment of debt, net of
    income taxes of $248,755 in 2001 and
    $3,602,298 in 2000                                          390,392       5,653,349                -
                                                          --------------  --------------   --------------
Net Income (Loss)                                         $  (8,817,890)  $    (783,940)   $  (7,674,518)
                                                          ==============  ==============   ==============


Net income (loss) per common share (basic and diluted):
  Income (loss) before extraordinary item                        (11.51)          (8.05)           (9.59)
  Extraordinary item                                               0.49            7.07                -
                                                          --------------  --------------   --------------
Net income (loss) per common share (basic and diluted)    $      (11.02)  $       (0.98)   $       (9.59)
                                                          ==============  ==============   ==============

Weighted average number of
  common shares outstanding                                     800,000         800,000          800,000
                                                          ==============  ==============   ==============


          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                           Additional      Retained        Total
                                 Common      Paid-In       Earnings     Stockholders'
                                  Stock      Capital       (Deficit)       Equity
                                --------  -------------  -------------  -------------

Balance at January 1, 1999      $ 8,000   $ 15,294,284   $  7,443,707   $ 22,745,991
Net loss                              -              -     (7,674,518)    (7,674,518)
                                --------  -------------  -------------  -------------
Balance at December 31, 1999      8,000     15,294,284       (230,811)    15,071,473
Net loss                              -              -       (783,940)      (783,940)
                                --------  -------------  -------------  -------------
Balance at December 31, 2000      8,000     15,294,284     (1,014,751)    14,287,533
Net loss                              -              -     (8,817,890)    (8,817,890)
                                --------  -------------  -------------  -------------
Balance at December 31, 2001    $ 8,000   $ 15,294,284   $ (9,832,641)  $  5,469,643
                                ========  =============  =============  =============









          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                   ------------------------------------------------------
                                                                         2001               2000               1999
                                                                   ----------------   ----------------   ----------------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                                $    (8,817,890)   $      (783,940)   $    (7,674,518)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, amortization and accretion
      of discount on notes                                              14,041,535         15,226,451         16,472,044
    Impairment losses                                                    6,622,076                  -            928,000
    Minority interests of others in income from operations                  20,290            472,095             19,575
    Deferred income taxes                                               (3,110,529)           468,601          1,646,848
    Gain on early extinguishment of debt                                  (639,147)        (9,255,647)                 -
    Forfeiture of security deposits and purchase price credits            (542,076)                 -                  -
    Gain on sale of properties                                          (3,668,735)        (2,176,991)        (2,527,605)
    Change in assets and liabilities:
      (Increase) decrease in assets:
        Accounts receivable                                                 75,791            276,670            197,786
        Operating supplies, prepaid expenses,
          deposits and other assets                                     (1,642,650)         1,469,440         (4,405,249)
      Increase (decrease) in liabilities:
        Non-refundable security deposits                                 4,259,029          9,820,559          9,049,336
        Accounts payable and accrued expenses                           (3,361,355)       (12,257,400)        (1,065,080)
        Accrued interest payable                                            40,614           (710,063)          (669,401)
                                                                   ----------------   ----------------   ----------------
Net cash provided by operating activities                                3,276,953          2,549,775         11,971,736

Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties                  (6,146,781)        (4,238,794)        (4,674,649)
  Refurbishment of investment properties                                (2,971,346)        (4,640,874)        (8,054,960)
  Cash restricted for refurbishment of properties                          707,723           (592,263)            44,600
  Net proceeds from sales of investment properties                       7,001,770         11,165,886          8,838,990
  Collections on mortgage and other notes receivable                    12,945,759          7,092,927          6,824,103
                                                                   ----------------   ----------------   ----------------
Net cash provided by investing activities                               11,537,125          8,786,882          2,978,084

Cash flows provided by (used in) financing activities:
  Repayment of notes payable                                           (29,868,992)       (26,477,750)       (76,161,920)
  Proceeds from notes payable                                           15,365,562         15,060,000         46,698,272
  Distributions to minority interests                                            -           (166,953)                 -
  Deferred financing costs                                                (320,575)        (1,011,584)        (1,916,209)
                                                                   ----------------   ----------------   ----------------
Net cash used in financing activities                                  (14,824,005)       (12,596,287)       (31,379,857)
                                                                   ----------------   ----------------   ----------------
Net decrease in cash and cash equivalents                                   (9,927)        (1,259,630)       (16,430,037)

Cash and cash equivalents at beginning of year                           3,162,313          4,421,943         19,581,870
                                                                   ----------------   ----------------   ----------------
Cash and cash equivalents at end of year                           $     3,152,386    $     3,162,313    $     3,151,833
                                                                   ================   ================   ================

Supplementary disclosure of cash flow information:
  Cash paid during the year for interest, including $428,000 in 2001 and $315,000 in 2000 capitalized to land held for
  development in 2001 and 2000                                     $    21,049,061    $    27,477,922    $    30,739,320
                                                                   ================   ================   ================

  Cash paid during the year for income taxes                       $             -    $             -    $             -
                                                                   ================   ================   ================

          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

1.  Organization and Basis of Presentation

         MOA Hospitality, Inc., an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, manages, and has equity interests in various national brand affiliated limited service lodging facilities in 36 states throughout the United States. At December 31, 2001, the Company's largest concentrations of lodging facilities were located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 10 lodging facilities in Illinois. The consolidated financial statements include the accounts of MOA Hospitality, Inc. and all wholly owned subsidiaries and all entities in which it has a controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation which have not changed operations or stockholders' equity.

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

         Restricted Cash

         Restricted cash represents cash that, under the terms of certain mortgage notes payable, has been set aside for the refurbishment of motel properties and future payment of taxes and insurance.

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

2.       Summary of Significant Accounting Policies- (Continued)

         Revenue Recognition

         Room revenues and other revenues derived from operation of lodging facilities are recognized when earned.

         The Company leased certain properties to third party operators under triple net leases requiring monthly rental payments that include: (i) minimum base rents which are recognized currently in revenue, and (ii) additional rents that may be applied to the purchase price of the property upon exercise of the lessee's purchase option. Recognition of such additional rents as revenue is deferred under the deposit method pending exercise of the purchase option or expiration or termination of the lease.

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

         Reclassifications

         Certain reclassifications have been made to previously reported 1999 and 2000 statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the 1999 or 2000 results or stockholders' equity.

         Impact of New Accounting Standards

         In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 is reflected in the consolidated statement of operations as "Discontinued operations" for all periods presented.

         In accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections, effective for financial statements issued for fiscal years beginning after May 15, 2002, gains and losses on extinguishments of debt are classified as income from continuing operations rather than as extraordinary items as previously required under Statement 4.

3.  Mortgage and Other Notes Receivable

         Mortgage notes receivable in the amounts of $27,740,936 and $25,000,007 at December 31, 2001 and 2000, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 7% to 10%) receipts over various terms through 2006, although certain notes are callable prior to their due dates.

         Other notes receivable in the amount of $573,299 and $588,303 at December 31, 2001 and 2000, respectively, bear an interest rate of 11% and are receivable through 2016.

         Notes receivable of $20,474,765 at December 31, 2000 have been pledged as collateral for a loan facility. The loan facility had an outstanding balance of $10,318,911 at December 31, 2000.

         Notes receivable of $8,245,494 at December 31, 2001 have been pledged as collateral for a loan facility. The loan facility had an outstanding balance of $3,191,954 at December 31, 2001.

         At December 31, 2001, approximately $15.6 million of notes receivable are due from affiliated entities. See note 9.

4.  Operating Properties

    The major classes of operating properties, at cost, are as follows:

                                             December 31,
                                  --------------------------------
                                       2001             2000
                                  ---------------  ---------------
Land                              $   42,918,880   $   43,897,002
Buildings                            204,907,435      223,444,895
Furniture and Equipment               57,758,228       59,558,636
                                  ---------------  ---------------
                                     305,584,543      326,900,533
Less:  Accumulated depreciation      (99,412,606)     (94,534,171)
                                  ---------------  ---------------
                                  $  206,171,937   $  232,366,362
                                  ===============  ===============

         Depreciation expense equaled $11,174,249, $11,886,201, and $12,135,308 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

           The terms of the secured note payable prohibit prepayments and contain customary restrictive covenants. Release of lien on related collateral properties may be achieved only via defeasance using U.S. government securities, as defined in the agreements. Principle payments required on the secured note payable are approximately $4,985,000 in 2002, $5,438,000 in 2003, and $5,900,980
in 2004. If the loan is not repaid in 2005, principle payments in 2005 and subsequent periods will be dependant upon various factors as described above.

           In 1994, the Company completed an offering of $80,000,000 in principal amount of 12% Senior Subordinated Notes due April 15, 2004, Series B. In conjunction with this offering, 80,000 shares of common stock were also issued. These Notes have been registered under the Securities Act of 1933 and are freely transferable by holders thereof. Interest on the Notes is payable semiannually. The Notes were not redeemable by the Company prior to April 15, 1999. The Company may redeem the Subordinated Notes at 106% reducing to 100% over the life of the Subordinated Notes plus any accrued and unpaid interest. In October 1999, the Company repurchased from an affiliated company at fair market value $35 million of the 12% Senior Subordinated Notes for a gain of $1.9 million, which was offset by the accelerated write-off of deferred financing costs of $1.9 million. The repurchase transaction included the assumption of $8.75 million of notes payable of the affiliate. In March 2000, the Company repurchased from an affiliated company at fair market value $10.5 million of the 12% Subordinated Notes for a gain of approximately $4.2 million which was partially offset by a $0.6 million write-off of accelerated deferred financing costs. The repurchase transaction included the assumption of $4.4 million of notes payable of the affiliate. In October 2000, the Company repurchased from an affiliated company at fair market value an additional $20.9 million of the 12% Subordinated Notes for a gain of approximately $6.7 million which was partially offset by a $1.1 million write-off of accelerated deferred financing costs. The repurchase transaction included the assumption of $3.7 million of notes payable of the affiliate. A portion of the purchase price ($12,297,000 and $24,453,000 in 2000 and 1999, respectively) of each repurchase transaction was satisfied through a reduction of tax amounts due from the parent under the tax sharing agreement. In October 2001, the Company repurchased from an affiliated company at fair market value $1.9 million of the Senior Subordinated Notes at a gain, net of income taxes, of approximately $431,000.

         An extraordinary gain of $5,653,349, net of income taxes, was recognized in 2000 relating to the repurchase of the 12% Subordinated Notes.

         An extraordinary gain of $390,392, net of income taxes, was recognized in 2001 relating to the repurchase of the 12% Subordinated Notes and a prepayment penalty of $66,000 relating to early retirement of a note payable.

         The declaration and payment of dividends by the Company is restricted by the indenture relating to the 12% Senior Subordinated Notes.

         Substantially all of the company's investment properties, mortgage and other notes receivable have been pledged as collateral.

5.   Notes Payable and Senior Subordinated Notes - (Continued)

A summary of mortgage and other notes payable is as follows:

                                                                                     December 31,
                                                                           ---------------------------------

                                                                                2001               2000
                                                                           --------------     --------------
Mortgage and other notes:

  Mortgage note payable secured by 93 motels,
    with interest at 8.62% through
    October 10, 2005, then rate equal to greater
    of 10.62% or ten-year treasury note plus 4.5%;
    monthly principal and interest; due October 11, 2015.                  $ 136,103,458      $ 140,672,342

  Mortgage note payable secured by 1 motel, with
    interest at 9.5% for the first 3 years which
    ends April 2003, then adjusted at years 3
    and 6 to prime plus 0.5%;  monthly principal and
    interest;  due April 20, 2007.                                             2,035,890          2,075,759

  Mortgage note payable secured by 1 motel, with
    interest at 9%;  monthly principal and interest;
    due December 1, 2010.                                                      2,943,819          3,000,000

  Mortgage note payable secured by 2 and 3 motels at
    December 31, 2001 and 2000 respectively, with
    variable interest tied to treasury constant
    maturity plus 3.75%;  monthly principal and
    interest;  due June 1, 2016.                                               1,285,613          2,331,088

  Note secured by undeveloped land, with a fixed
    interest rate of 8%; interest payable monthly;
    paid in full March 19, 2001.                                                       -          1,440,000

  Mortgage note payable secured by 1 motel, with
    interest at 7.75% through 2/1/04, then adjusted
    to 6-month treasury bill plus 3%; monthly
    principal and interest;  due February 1, 2009.                             2,541,385          2,612,637

  Mortgage note payable secured by 2 and 4 motels at
    December 31, 2001 and 2000 respectively, with
    interest at LIBOR plus 3.25%; monthly principal and
    interest; additional monthly principal payment of
    $17,232.68 and $20,833.33 respectively,
    due January 1, 2004.                                                       6,829,164          7,073,322

  Mortgage note payable secured by 4 and 8 motels at
    December 31, 2001 and 2000 respectively, with
    interest at prime plus 0.5%; monthly principal
    and interest;  due April 1, 2006.                                          4,791,828          7,703,556

  Note payable unsecured, with a fixed interest rate
    of 10%, initial principal payment $575,000 and
    three additional annual principal payments of
    $200,000;  repaid in full July 31, 2002.                                     190,521            362,983

  Mortgage note payable secured by a guarantee of New
    Image, with a fixed interest rate of 14%; interest
    payments payable quarterly;  due on demand.                                8,400,000          8,400,000

  Notes payable secured by 8 and 10 motels at December 31, 2001 and 2000 respectively, and a pledge of stock of one
    of MOA Hospitality, Inc.'s subsidiaries, with interest
    at a floating rate of LIBOR plus 3%; monthly
    principal and interest; due on demand.                                    10,243,677         14,659,000

  Industrial development revenue bonds secured by 1 motel,
    with interest payable semi-annually at 10.5%; annual
    sinking fund redemptions of principal on December 1
    through 2016; due December 1, 2016.                                        3,275,000          3,365,000

  Note payable secured by $20,098,000 of 12% subordinated
    notes repurchased by the Company, with a fixed interest
    rate of 9.5%; monthly interest and semi-annual principal
    payments; repaid in full May 31, 2002.                                       800,000          1,700,000

  Note payable secured by notes receivable, with an interest rate of prime plus 1.25%; monthly principal and interest;
    due April 1, 2006.                                                         3,191,955         10,318,911


  Note payable secured by $15,000,000 of 12% subordinated
    notes repurchased by the Company, with a fixed interest
    rate of 13.5%; monthly interest payments;
    due November 11, 2002.                                                     4,629,010          4,500,000

  Note payable secured by $10,497,000 of 12% subordinated
    notes repurchased by the Company, with a variable
    interest rate; monthly interest payments;  due
    April 15, 2004.                                                            4,472,170          4,565,583

  Note payable secured by $20,929,000 of 12% subordinated
    notes repurchased by the Company, with a fixed interest
    rate of 12%; monthly interest payments;  due April 15, 2004.               2,000,000          2,000,000

  Note payable secured by $20,929,000 of 12% subordinated
    notes repurchased by the Company, with a fixed interest
    rate of 12%; monthly interest payments;  due April 15, 2004.                 600,000            600,000

  Note payable secured by $20,929,000 of 12% subordinated
    notes repurchased by the Company, with a fixed interest
    rate of 12%; monthly interest payments;  due April 15, 2004                  548,704          1,140,000

  Note payable secured by the cash flow of the LLC, with
    interest at 10.5%;  monthly principal and interest;
    due May 15, 2004.                                                          2,160,411          2,900,317

  Mortgage note payable secured by 1 motel, with interest
    at 8.84%; monthly principal and interest;  due July 1, 2011.               1,389,146                  -

  Mortgage note payable secured by 1 motel, with interest
    at 8.67%; monthly principal and interest;  due August 1, 2011.             3,477,906                  -


  Mortgage note payable secured by 1 motel, with interest
    at 8.84%;  monthly principal and interest;  due July 1, 2011.              2,009,300                  -

  Construction loan secured by motel in progress, with interest at prime plus 1.25%;  monthly interest through 11/1/02,
    then principal and interest; due March 1, 2006.
    Total loan available is $7,000,000.                                        2,512,288                  -

  Unsecured promissory note, bearing no interest, with annual
    principal payments of $83,333;  due August 24, 2004.                         250,000                  -

  Unsecured promissory note, with interest at 9.75%;  monthly
    principal and interest;  repaid in full July 1, 2002.                          1,884                  -

  Promissory note secured by vending equipment, with interest at 9.98%;  monthly principal and interest;  due
    November 1, 2008.                                                            128,616                  -

  Promissory note secured by vending equipment, with interest
    at 9.98%; monthly principal and interest;  due April 1, 2007.                105,327                  -
                                                                           --------------     --------------

                                                                             206,917,070        221,420,498
                                                  Less current portion       (31,666,797)       (28,518,916)
                                                                           --------------     --------------
                                                                           $ 175,250,273      $ 192,901,582
                                                                           ==============     ==============



         Principal payments required on notes payable and the Senior Subordinated Notes are scheduled as follows:

Years ended December 31,
2002                                       $  31,666,797
2003                                           8,080,522
2004                                          32,322,744
2005                                         120,976,416
2006                                           9,236,470
Thereafter                                    16,161,120
                                           --------------
Sub-total                                    218,444,069
Less:  Discount, net of accumulated
amortization                                    (222,992)
                                           --------------
                                           $ 218,221,077
                                           ==============

 6.  Leases

         The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $506,000, $398,000, and $504,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 2001 and thereafter, are approximately as follows:

Years ended December 31,
2002                                       $   559,000
2003                                           494,000
2004                                           440,000
2005                                           383,000
2006                                           339,000
Thereafter                                     930,000
                                           ------------
                                           $ 3,145,000
                                           ============

         The Company, as lessor, has entered into operating leases with unaffiliated parties to operate seventy-five motel properties at December 31, 2001 and 2000. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value, which in the aggregate is $142,146,000 and $141,500,000 at December 31, 2001 and 2000,
respectively. Nonrefundable deposits and non-refundable purchase price credits, aggregating approximately $23,300,000 and $19,600,000 at December 31, 2001 and 2000, respectively, received from lessees can be applied towards the purchase prices of the leased properties. Monthly lease payments are allocated between rental income and a nonrefundable purchase price credit to be applied if the purchase option is exercised. The deposits and real estate tax and other amounts collected from the lessees aggregating approximately $4,600,000 and $4,900,000 at December 31, 2001 and 2000, respectively are reflected in the balance sheet as a liability. Future minimum rentals under the lease (assuming that the purchase options are not exercised prior to expiration) are approximately as follows:

Years ended December 31,
2002                                      $ 11,212,000
2003                                        11,081,000
2004                                        10,948,000
2005                                         2,851,000
                                          -------------
                                          $ 36,092,000
                                          =============


         Total cost basis on the seventy-five leased locations at December 31, 2001 is approximately $138,370,000 with accumulated depreciation of approximately $35,034,000. Depreciation is calculated on a 40 year life of the building.

         During 2001 the lessee's at four properties defaulted on their leases, resulting in termination of their leasehold interests and forfeiture of approximately $542,000 in security deposits, which is included in lease revenue in the statement of operations.


7.  Impairment losses and restructuring costs

         In 1999, impairment losses of $928,000 were recorded to reflect the writedown of certain properties to their estimated fair value. Restructuring costs of $450,000 were recorded to reflect the downsizing of corporate employees due to the reduction of operating properties.

         In 2001, impairment losses of $6,622,000 were recorded to reflect the write-down of certain properties to their estimated fair value based upon a permanent deterioration in operating results at such properties..


8.  Income Taxes

                  During fiscal year 2001, the Company recorded a valuation allowance of $1.3 million relating to state net operating losses from previous years which are not expected to be utilized.

Total income tax expense was allocated as follows:

                             2001           2000           1999
                         ------------   ------------   ------------
Income from operations   $(3,713,292)   $(4,002,914)   $(4,680,555)
Extraordinary item           248,755      3,602,298              -
                         ------------   ------------   ------------
                         $(3,464,537)   $  (400,616)   $(4,680,555)
                         ============   ============   ============

Income tax expense (benefit) consists of:

                                      Current         Deferred         Total
                                    ------------    ------------    ------------
Year ended December 31, 2001
   U.S. federal                     $  (503,215)    $(3,534,598)    $(4,037,813)
   State and local                      (99,548)        424,069         324,521
                                    ------------    ------------    ------------
                                    $  (602,763)    $(3,110,529)    $(3,713,292)
                                    ============    ============    ============
Year ended December 31, 2000
   U.S. federal                     $(4,987,549)    $ 1,751,331     $(3,236,218)
   State and local                       94,415        (861,111)       (766,696)
                                    ------------    ------------    ------------
                                    $(4,893,134)    $   890,220     $(4,002,914)
                                    ============    ============    ============
Year ended December 31, 1999
   U.S. federal                     $(4,711,638)    $   927,573     $(3,784,065)
   State and local                   (1,615,767)        719,277        (896,490)
                                    ------------    ------------    ------------
                                    $(6,327,405)    $ 1,646,850     $(4,680,555)
                                    ============    ============    ============


         Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:

                                                                Year Ended December 31,
                                                      --------------------------------------------
                                                          2001            2000            1999
                                                      ------------    ------------    ------------

Computed "expected" tax expense (benefit)             $(4,393,335)    $(3,549,669)    $(4,200,725)


Increase (decrease) in income taxes
resulting from:

State NOL valuation allowance                           1,281,125               -               -

State income taxes, net of federal
     income tax effect                                   (631,360)       (506,021)       (591,684)

Other, net                                                 30,278          52,776         111,854
                                                      ------------    ------------    ------------
                                                      $(3,713,292)    $(4,002,914)    $(4,680,555)
                                                      ============    ============    ============


         The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:

                                                          December 31,
                                              ------------------------------
                                                  2001              2000
                                              -------------    -------------
Deferred tax assets:
  Primarily impairment losses and reserves    $ (4,890,436)    $ (2,324,446)
  Net state operating loss carryforwards        (2,362,004)      (1,920,819)
  Federal tax credits carryover                   (447,201)        (447,201)
  Other, net                                      (156,441)        (697,362)
                                              -------------    -------------
Deferred tax assets                             (7,856,082)      (5,389,828)
Less:
  Valuation allowance                            1,281,125                -
                                              -------------    -------------
Net deferred tax assets                         (6,574,957)      (5,389,828)
Deferred tax liabilities:
  Lease cost amortization                          681,177          949,470
  Investment properties, principally due to
  depreciation and purchase accounting
  adjustments                                    3,356,650        5,013,757
                                              -------------    -------------
Total deferred tax liabilities                   4,037,827        5,963,227
                                              -------------    -------------
Net deferred tax (asset) liability            $ (2,537,130)    $    573,399
                                              =============    =============

                  The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. At December 31, 2000 and December 31, 2001, approximately $1.4 million and $487,000, respectively is owed to the parent corporation, which has been included in other accounts payable and accrued expenses.

                  At December 31, 2001, the Company has recognized a net deferred asset relating to net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $14.5 million. The NOLs, which are subject to certain limitations, expire at various dates through 2016.

9.  Acquisitions and Divestitures

                    In 1999, the Company sold ten properties, including one being accounted for on the installment basis, for approximately $27.8 million consisting of $9.7 million in cash and $18.1 million in notes receivable. The Company realized gains of approximately $2.5 million and deferred recognition of a gain in the approximate amount of $1.7 million relating to the installment sale. The Company also leased an additional thirty-eight properties to third party operators in 1999.

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

                      Also, in 2000, the Company, as lessor, has leased an additional thirty-two motel properties.

           During 2001, the Company leased an additional three, and re-leased three of its lodging facilities to third party operators.

           Also during 2001, the Company sold two properties for approximately $5.5 million in cash for a recognized gain of $1.8 million. The Company also sold three additional properties to related parties at prices believed by management to represent fair market value for approximately $17.5 million resulting in a deferred gain of $5.4 million and notes receivable of $15.6 million secured by wrap notes on the properties, which are encumbered by $10,888,700 of first mortgage debt that is included in the consolidated financial statements of the Company. The deferred gain will be recognized when the note receivables are paid in full.

           The company continues to manage these properties for a fee which was approximately $56,000 for the 2001. At December 31, 2001, short term advances for operating and capital expenditures, made by the Company on behalf of the affiliates equaled approximately $464,000, and are included in other assets. The Company retained the land underlying two of these properties in the amount of $1,327,000. The buyers' obligations under ground leases require annual aggregate payments of $240,000 through an initial term of 31 years.

           The Company also sold its partnership interest in one lodging facility for $200,000. The Company also recognized a deferred gain of $1.7 million on one of its lodging facilities sold in a prior year.

           During 2001, a subsidiary of the Company purchased a vending company for $624,000 funded by $126,000 cash and assumption of $498,000 of debt.



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

        The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                                Carrying           Fair           Carrying           Fair
                                 Amount            Value           Amount            Value
                                  2001             2001             2000             2000
                              -------------    -------------    -------------    -------------
Cash and cash equivalents     $  3,152,386     $  3,152,386     $  3,162,313     $  3,162,313

Mortgage and other notes
receivable                      28,314,235       28,015,672       25,588,310       25,959,789

Secured notes payable          206,917,070      202,364,597      221,420,498      217,419,803

12% Senior Subordinated
Notes                           11,304,007        6,765,448       13,124,795        8,668,747

11. Segments
         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No 131, "Disclosures About Segments of an Enterprise and Related Information"("Statement No. 131") establishes standards for the manner in which public business enterprises report information regarding reportable operating segments.

          The Company, directly and through subsidiaries, owned 113 lodging facilities in 36 states, 118 lodging facilities in 38 states and 126 lodging facilities in 39 states for the years ended December 31, 2001, 2000 and 1999, respectively. The Company owns a 100% interest in all of its properties. Seventy-five, seventy-five and forty-three of its motels for the years ended December 31, 2001, 2000 and 1999, respectively, which are leased to third party tenants pursuant to operating leases and one to an affiliated party. The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.


                                                   2001           2000          1999
                                                 ----------    ----------    ----------
                                                             (in thousands)
Motel operations:
  Motel operating revenue:
    Room revenues                                $  41,467     $  53,824     $  90,382
    Ancillary motel revenues                         3,672         4,274         5,504
                                                 ----------    ----------    ----------
       Total motel operating revenues               45,139        58,098        95,886
  Motel costs and expenses:
    Motel operating expenses                        24,197        31,598        53,856
    Marketing and royalty fees                       3,244         4,174         6,786
    Depreciation and amortization                    6,330         7,481        11,468
                                                 ----------    ----------    ----------
       Total motel direct expenses                  33,771        43,253        72,110
                                                 ----------    ----------    ----------
                                                    11,368        14,845        23,776
Lease Operations:
  Lease revenues                                    12,447        10,142         2,477
  Lease operating expenses                             783           460           158
  Depreciation and amortization                      6,624         6,690         1,922
                                                 ----------    ----------    ----------
                                                     5,040         2,992           397
Vending Operations:
  Vending  revenues                                  2,185         1,072           948
  Vending operating expenses                         2,141         1,081           718
  Depreciation and amortization                        376           226           265
                                                 ----------    ----------    ----------
                                                      (332)         (235)          (35)
Corporate Operations
  Other revenues                                     2,230         2,880         4,121
  General and administrative expenses:
    Management Company Operations                    5,100         4,813         8,944
    Construction/Acquisition and Divestiture           471           975           907
    Vending general and administrative               1,361           622           500
                                                 ----------    ----------    ----------
      Total general and administrative expenses      6,932         6,410        10,351
Impairment losses and restructuring costs            6,622             -         1,378
Depreciation and amortization                          660           662         1,323
                                                 ----------    ----------    ----------
                                                   (11,984)       (4,192)       (8,931)
                                                 ----------    ----------    ----------
Net operating income                                 4,092        13,410        15,207
  Interest expense                                  20,662        25,555        30,070
                                                 ----------    ----------    ----------
Loss from operations                               (16,570)      (12,145)      (14,863)
  Minority interests                                   (20)         (472)          (20)
  Gain on sale of properties                         3,669         2,177         2,528
                                                 ----------    ----------    ----------
Income (loss) before income taxes
   and extraordinary item                          (12,922)      (10,440)      (12,355)
  Income tax expense (benefit)                      (3,713)       (4,003)       (4,681)
                                                 ----------    ----------    ----------
Income (loss) before extraordinary item             (9,208)       (6,437)       (7,674)
   Gain on early extinguishment of debt                390         5,653             -
                                                 ----------    ----------    ----------
Net Income (loss)                                $  (8,818)    $    (784)    $  (7,674)
                                                 ==========    ==========    ==========

Total Assets:
Motel operations                                 $ 117,909     $ 137,785     $ 207,835
Lease operations                                   112,352       121,072        73,929
Corporate and other                                 35,122        28,404        31,441
                                                 ----------    ----------    ----------
                                                 $ 265,383     $ 287,261     $ 313,205
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


13. Subsequent Events

                  Subsequent to December 31, 2001, the Company has entered into operating leases for five motel properties that require monthly rental payments of $73,000, non-refundable security deposits of $1,470,000 and provide for a final option purchase price of $10,680,000.

         Also, subsequent to December 31, 2001, the Company has sold four of its lodging facilities. One was sold for approximately $2.2 million in cash which approximated net book value at date of sale. Another was sold to a related party at a price believed by management to represent fair market value for $3.5 million, resulting in a deferred gain of $1.1 million and a note receivable of $3.2 million. The third was sold for $1.5 million for a gain of $150,000 and the fourth was sold for $1.7 million in cash for a loss of $809,000.

                              MOA HOSPITALITY, INC
         SCHEDULE III - LEASED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                              (DOLLARS IN THOUSAND)

                                                                                     Cost Capitalized
                                     Encumbrances (1)       Initial Cost         Subsequent to Acqusition
                                     ----------------  -----------------------  --------------------------------
                                       December 31,                Building &                        Building &
             Location Name                 2001           Land    Improvements  Land   Impairments  Improvements
----------------------------------   ----------------  ---------  ------------  -----  -----------  ------------
Akron Super 8 Motel (3)              $             -   $    176   $     1,431   $  -   $        -   $         70
Anderson Super 8 Motel (3)                         -        146           947      -            -             24
Battle Creek Super 8 Motel (3)                     -        112         1,168      -            -             40
Bloomington Super 8 Motel (3)                      -        204         1,468      -            -             64
Brunswick Super 8 Motel (3)                        -        184         1,490      -            -            131
Camden  Travelodge (3)                             -        168           898      -            -             61
Canton Days Inn (3)                                -        198         1,669      -            -            142
Carson City Super 8 Motel (3)                      -        257           706      -            -             28
Cartersville Super 8 Motel (3)                     -         99         1,378      -            -             67
Champaign Super 8 Motel (3)                        -        190         1,773      -            -             18
Charleston Super 8 (3)                             -        172         1,437      -            -            354
Charlottesville Super 8 Motel (3)                  -        220         1,430      -            -             49
Chattanooga Super 8 Motel (3)                      -        180         1,047      -            -             70
Columbia Microtel (4)                              -        423         1,416      -         (549)             4
Columbus IN Super 8 Motel (3)                      -         63         1,480      -            -             36
Danville Super 8 Motel (3)                         -        151           623      -            -             43
Davenport Super 8 Motel (3)                        -        183         1,503      -            -             97
Decatur Super 8 Motel (3)                          -        193         1,492      -            -             99
Dublin Best Western (3)                            -        598         3,438      -       (1,605)           152
East Memphis Super 8 Motel (3)                     -        456         1,414      -            -             68
Elkhart  Fairway Inn (3)                           -        571           926      -            -            138
Fernandina Beach, the Inn at (3)                   -        912         5,273      -       (1,046)           239
Fitzgerald , The Inn at (3)                        -        472         2,670      -       (1,226)           136
Fremont Super 8 Motel (3)                          -        150           622      -            -             39
Grand Forks Super 8 Motel (3)                      -         86           928      -            -             15
Grand Rapids Super 8 Motel (3)                     -        132         1,240      -            -             24
Greenwood Days Inn (3)                             -        119           656      -            -             36
Hibbing Super 8 Motel (3)                          -        354           587      -            -              4
Hinesville, The Inn at (3)                         -        703         3,969      -         (600)           193
Independence Super 8 Motel (3)                     -        233         1,916      -            -            145
Indianapolis Days Inn (3)                          -        606         3,852      -            -            417
Janesville Super 8 Motel (3)                       -        134         1,106      -            -             79
Johnson City Super 8 Motel (3)                     -        189         1,593      -            -             87
Kalamazoo Super 8 Motel (3)                        -        153         1,261      -            -             30
Kenosha Super 8 Motel (3)                          -        164         1,304      -            -             86
Lake City Microtel                             1,291        441         1,525      -         (268)           109
Las Cruces Super 8 Motel (3)                       -        116         1,291      -            -             89
Lewiston Super 8 Motel (3)                         -        176           653      -            -             41
Lexington Super 8 Motel (3)                        -        372           846      -            -            189
Liberty Super 8 Motel (3)                          -        211         1,663      -            -            138
Litchfield Super 8 Motel (3)                       -        344         1,080      -            -             29
Macon Ramada (3)                                   -        821         4,743      -       (1,698)           149
Melbourne Howard Johnson (3)                       -        593         3,391      -            -            233
Mineral Wells Microtel                         1,337        354         1,736      -         (200)           (40)
Minot Super 8 Motel (3)                            -        131           968      -            -             81
Moultrie, The Inn at (3)                           -        315         1,744      -         (441)            59
Muncie Days Inn (3)                                -        429           668      -            -             36
Muskegon Days Inn                                740         73           578      -            -            419
Muskegon Super 8 Motel (3)                         -        160         1,181      -            -             19
NW Kansas City Super 8 Motel (3)                   -        181         1,633      -            -             58
Panama City Super 8 Motel (3)                      -        211         1,595      -            -            125
Pensacola Super 8 Motel (3)                        -        154         1,013      -            -              7
Peru Super 8 Motel (3)                             -        197         1,370      -            -             94
Red Wing Super 8 Motel (3)                         -        500         1,371      -            -             (3)
Rice Lake Super 8 Motel (3)                        -        547           951      -            -             23
Richmond Best Western (3)                          -        457         2,567      -            -            116
Rome Super 8 Motel (3)                             -         93         1,158      -            -             45
Saginaw Super 8 Motel (3)                          -        168         1,156      -            -             42
Salina Super 8 Motel (3)                           -        261         1,012      -            -             68
Salt Lake Super 8 Motel                        2,461        785         3,917      -            -            381
Savage Comfort Inn (3)                             -        574         1,436      -            -             77
Shreveport Super 8 Motel (3)                       -        456         2,249      -            -            133
Sioux Falls Super 8 Motel (3)                      -        225         1,503      -            -             45
South Springfield Super 8 Motel (3)                -        323         1,569      -            -             55
Springfield IL. Super 8 Motel (3)                  -        243         1,226      -            -             94
Springfield MO. Super 8 Motel (3)                  -        150         1,119      -            -             35
St Clairsville Super 8 Motel (3)                   -        273         1,363      -            -             59
St Louis Super 8 Motel                           830        293         1,969      -            -            201
Stafford Microtel                              1,531        587         1,986      -       (1,438)            10
Topeka Super 8 Motel (3)                           -        168         1,299      -            -             84
Union City Super 8 Motel (3)                       -        211           850      -            -             73
Vidalia, The Inn at (3)                            -        488         2,737      -       (1,209)            54
Warner Robins Super 8 Motel (3)                    -        102         1,555      -            -             95
Waukegan Super 8 Motel (3)                         -        231         1,659      -            -            201
Weldon Orchard Inn (3)                             -        229           919      -            -            288
                                     ----------------  ---------  ------------  -----  -----------  -------------
TOTAL LEASED                         $         8,190   $ 21,994   $   119,360   $  -   $  (10,280)  $      7,296
                                     ================  =========  ============  =====  ===========  =============

                              MOA HOSPITALITY, INC
         SCHEDULE III - LEASED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                        (DOLLARS IN THOUSAND)- CONTINUED

                                                                                   Accumulated         Date of
                                                          Total                    Depreciation     Acquisition (A)
                                            Total       Building &    Combined    at December 31,   or Placed (P)
             Location Name                  Land       Improvements     Total        2001 (2)         in Service
----------------------------------         --------    ------------   ---------   ---------------   ---------------
Akron Super 8 Motel (3)                    $   176     $     1,501    $  1,677    $          545    Jul 1987 (A)
Anderson Super 8 Motel (3)                     146             971       1,117               359    Jul 1987 (A)
Battle Creek Super 8 Motel (3)                 112           1,208       1,320               445    Jul 1987 (A)
Bloomington Super 8 Motel (3)                  204           1,532       1,736               560    Jul 1987 (A)
Brunswick Super 8 Motel (3)                    184           1,621       1,805               580    Jul 1987 (A)
Camden  Travelodge (3)                         168             959       1,127               176    Apr 1994 (A)
Canton Days Inn (3)                            198           1,811       2,009               645    Jul 1987 (A)
Carson City Super 8 Motel (3)                  257             734         991               337    Jun 1985 (P)
Cartersville Super 8 Motel (3)                  99           1,445       1,544               523    Jul 1987 (A)
Champaign Super 8 Motel (3)                    190           1,791       1,981               658    Jul 1987 (A)
Charleston Super 8 (3)                         172           1,791       1,963               593    Mar 1993 (A)
Charlottesville Super 8 Motel (3)              220           1,479       1,699               541    Jul 1987 (A)
Chattanooga Super 8 Motel (3)                  180           1,117       1,297               401    Jul 1987 (A)
Columbia Microtel (4)                          423             871       1,294               148    Sep 1997 (P)
Columbus IN Super 8 Motel (3)                   63           1,516       1,579               564    Jul 1987 (A)
Danville Super 8 Motel (3)                     151             666         817               229    Jul 1987 (A)
Davenport Super 8 Motel (3)                    183           1,600       1,783               577    Jul 1987 (A)
Decatur Super 8 Motel (3)                      193           1,591       1,784               574    Jul 1987 (A)
Dublin Best Western (3)                        598           1,985       2,583               671    Apr 1994 (A)
East Memphis Super 8 Motel (3)                 456           1,482       1,938               434    Jun 1990 (A)
Elkhart  Fairway Inn (3)                       571           1,064       1,635               179    Apr 1994 (A)
Fernandina Beach, the Inn at (3)               912           4,466       5,378             1,024    Apr 1994 (A)
Fitzgerald , The Inn at (3)                    472           1,580       2,052               522    Apr 1994 (A)
Fremont Super 8 Motel (3)                      150             661         811               251    Jun 1989 (A)
Grand Forks Super 8 Motel (3)                   86             943       1,029               351    Jul 1987 (A)
Grand Rapids Super 8 Motel (3)                 132           1,264       1,396               468    Jul 1987 (A)
Greenwood Days Inn (3)                         119             692         811               256    Jul 1987 (A)
Hibbing Super 8 Motel (3)                      354             591         945               107    Apr 1994 (A)
Hinesville, The Inn at (3)                     703           3,562       4,265               896    Apr 1994 (A)
Independence Super 8 Motel (3)                 233           2,061       2,294               614    Jul 1987 (A)
Indianapolis Days Inn (3)                      606           4,269       4,875               717    Apr 1994 (A)
Janesville Super 8 Motel (3)                   134           1,185       1,319               427    Jul 1987 (A)
Johnson City Super 8 Motel (3)                 189           1,680       1,869               606    Jul 1987 (A)
Kalamazoo Super 8 Motel (3)                    153           1,291       1,444               476    Jul 1987 (A)
Kenosha Super 8 Motel (3)                      164           1,390       1,554               503    Jul 1987 (A)
Lake City Microtel                             441           1,366       1,807               141    Jun 1998 (P)
Las Cruces Super 8 Motel (3)                   116           1,380       1,496               502    Jul 1987 (A)
Lewiston Super 8 Motel (3)                     176             694         870               304    Jun 1985 (P)
Lexington Super 8 Motel (3)                    372           1,035       1,407               368    Apr 1987 (P)
Liberty Super 8 Motel (3)                      211           1,801       2,012               652    Jul 1987 (A)
Litchfield Super 8 Motel (3)                   344           1,109       1,453               196    Apr 1994 (A)
Macon Ramada (3)                               821           3,194       4,015             1,318    Apr 1994 (A)
Melbourne Howard Johnson (3)                   593           3,624       4,217               659    Apr 1994 (A)
Mineral Wells Microtel                         354           1,496       1,850               160    Mar 1998 (P)
Minot Super 8 Motel (3)                        131           1,049       1,180               372    Jul 1987 (A)
Moultrie, The Inn at (3)                       315           1,362       1,677               338    Apr 1994 (A)
Muncie Days Inn (3)                            429             704       1,133               129    Apr 1994 (A)
Muskegon Days Inn                               73             997       1,070               179    Nov 1993 (A)
Muskegon Super 8 Motel (3)                     160           1,200       1,360               445    Jul 1987 (A)
NW Kansas City Super 8 Motel (3)               181           1,691       1,872               616    Jul 1987 (A)
Panama City Super 8 Motel (3)                  211           1,720       1,931               614    Jul 1987 (A)
Pensacola Super 8 Motel (3)                    154           1,020       1,174               374    Jul 1987 (A)
Peru Super 8 Motel (3)                         197           1,464       1,661               525    Jul 1987 (A)
Red Wing Super 8 Motel (3)                     500           1,368       1,868               196    Jan 1996 (A)
Rice Lake Super 8 Motel (3)                    547             974       1,521               176    Apr 1994 (A)
Richmond Best Western (3)                      457           2,683       3,140               501    Apr 1994 (A)
Rome Super 8 Motel (3)                          93           1,203       1,296               443    Jul 1987 (A)
Saginaw Super 8 Motel (3)                      168           1,198       1,366               440    Jul 1987 (A)
Salina Super 8 Motel (3)                       261           1,080       1,341               355    Jun 1989 (A)
Salt Lake Super 8 Motel                        785           4,298       5,083             1,398    Mar 1988 (A)
Savage Comfort Inn (3)                         574           1,513       2,087               263    Apr 1994 (A)
Shreveport Super 8 Motel (3)                   456           2,382       2,838               429    Apr 1994 (A)
Sioux Falls Super 8 Motel (3)                  225           1,548       1,773               581    Jul 1987 (A)
South Springfield Super 8 Motel (3)            323           1,624       1,947               320    Apr 1994 (A)
Springfield IL. Super 8 Motel (3)              243           1,320       1,563               242    Apr 1994 (A)
Springfield MO. Super 8 Motel (3)              150           1,154       1,304               430    Jul 1987 (A)
St Clairsville Super 8 Motel (3)               273           1,422       1,695               519    Jul 1987 (A)
St Louis Super 8 Motel                         293           2,170       2,463               787    Jul 1987 (A)
Stafford Microtel                              587             558       1,145               174    Jul 1998 (P)
Topeka Super 8 Motel (3)                       168           1,383       1,551               509    Jul 1987 (A)
Union City Super 8 Motel (3)                   211             923       1,134               305    Jan 1989 (A)
Vidalia, The Inn at (3)                        488           1,582       2,070               525    Apr 1994 (A)
Warner Robins Super 8 Motel (3)                102           1,650       1,752               595    Jul 1987 (A)
Waukegan Super 8 Motel (3)                     231           1,860       2,091               650    Jul 1987 (A)
Weldon Orchard Inn (3)                         229           1,207       1,436               346    Mar 1993 (A)
                                           --------    ------------   ---------   ---------------
TOTAL LEASED                               $21,994     $   116,376    $138,370    $       35,034
                                           ========    ============   =========   ===============

                              MOA HOSPITALITY, INC
         SCHEDULE III - LEASED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                   (CONTINUED)



(1) The Company has various mortgage notes payable. See footnote 5 to the Company's consolidated financial statements for a description of its mortgage notes payable.

(2) Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

(3) These properties are part of a mortgage covering 93 properties with a balance of $136,103,458 as of December 31, 2001.

(4)  Sold subsequent to December 31, 2001.



The following table reconciles our historical cost for the years ended December 31, 2001, 2000 and 1999:

                                                       Year ended December 31,
                                                           (in thousands)
                                                  ---------------------------------
                                                     2001        2000        1999
                                                  ----------  ----------  ---------
Balance, beginning of period                      $ 140,210   $  83,383   $ 13,596
Properties leased during period                       8,473      56,807     69,745
Additions to buildings during period                     28          20         41
Sales and lease terminations during the period       (5,723)          -          -
Impairments                                          (4,618)          -          -
                                                  ----------  ----------  ---------
Balance, end of period                            $ 138,370   $ 140,210   $ 83,383
                                                  ==========  ==========  =========



            The following table reconciles the acccumulated depreciation for the years ended December 31, 2001, 2000 and 1999:

                                                        Year ended December 31,
                                                            (in thousands)
                                                   ---------------------------------
                                                     2001        2000        1999
                                                   ---------   ---------   ---------
Balance, beginning of period                       $ 30,678    $ 17,351    $     35
Depreciation prior to lease date                      1,957      10,635      16,386
Depreciation for the period on leased properties      3,242       2,693         930
Sales and lease terminations during the period         (843)          -           -
                                                   ---------   ---------   ---------
Balance, end of period                             $ 35,034    $ 30,678    $ 17,351
                                                   =========   =========   =========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August 2002.
                                       MOA HOSPITALITY, INC.


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

     Signature                           Title                       Date
--------------------------     -----------------------------    ---------------

/s/ Paul F. Wallace            Director, Chairman and           August 20, 2002
Paul F. Wallace                Chief Executive Officer
Principal Executive Officer


/s/ Kurt M. Mueller            Director, President and Chief    August 20, 2002
Kurt M. Mueller                Financial Officer
Principal Financial Officer

/s/ Alan H. Baerenklau         Director                         August 20, 2002
Alan H. Baerenklau


/s/ Peter W. McClean           Director                         August 20, 2002
Peter W. McClean


/s/ Ronald P. Stewart          Director                         August 20, 2002
Ronald P. Stewart


/s/ Philip J. Levien           Director                         August 20, 2002
Philip J. Levien

                                 CERTIFICATIONS


Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.


I, Kurt M. Mueller, certify that:


   1.  I have reviewed this annual report on Form 10-K of MOA Hospitality, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date:  August 28, 2002


                                              /s/ Kurt M. Mueller
                                              Kurt M. Mueller
                                              Chief Financial Officer

                                 CERTIFICATIONS

Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.


I, Paul F. Wallace, certify that:


   1.  I have reviewed this annual report on Form 10-K of MOA Hospitality, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date:  August 28, 2002


                                              /s/ Paul F. Wallace
                                              Paul F. Wallace
                                              Chief Executive Officer

                                INDEX TO EXHIBITS


                                                                      Sequential
Exhibit                                                                  Page
Number                 Description                                      Number

  3.1 Certificate of Incorporation of Motels of America, Inc. ("MOA" or the "Company") as amended to date, incorporated by reference to Exhibit 3.1 to MOA's Registration Statement on Form S-1 (No.33-78866)
          which became effective on July 13, 1994 (the "1994
          Form S-1").

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


 21.1    Subsidiaries of MOA.

 99.1    Statement of Chief Executive Officer and Chief
         Financial Officer (under Section 906 of the Sarbanes-
         Oxley Act of 2002) dated August 28, 2002.