Form 10-Q
period 2002-03-31
MOA HOSPITALITY INC
filed 2003-01-15
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002.

                                       or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to ____________

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


Number of shares of Common Stock, $.01 par value outstanding as of November 30, 2002: 800,000

                               INDEX TO FORM 10-Q

                                                                      Page
Part I     Financial Information

Item 1.    Financial Statements

           Condensed consolidated balance sheets - March 31, 2002       2
           (unaudited) and December 31, 2001.

           Condensed consolidated statements of operations -            3
           Three months ended March 31, 2002 and 2001 (unaudited).

           Condensed consolidated statements of cash flows -            4
           Three months ended March 31, 2002 and 2001 (unaudited).

           Notes to condensed consolidated financial statements -       5
           March 31, 2002 (unaudited).


Item 2.    Management's Discussion and Analysis of Financial            9
           Condition and Results of Operations

           General                                                      9

           Results of Operations                                       10

           Liquidity and Capital Resources                             13

Part II    Other Information

Item 1.    Legal Proceedings                                           15

Item 2.    Changes in Securities                                       15

Item 3.    Defaults upon Senior Securities                             15

Item 4.    Submission of Matters to a Vote of Security Holders         15

Item 5.    Other Information                                           15

Item 6.    Exhibits and Reports on Form 8-K                            15


Signatures                                                             16

Certifications                                                         17

                         PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                      March 31,     December 31,
                                                        2002           2001
                                                    -------------  -------------
                                                    ( Unaudited )
ASSETS
Current Assets:
Cash and cash equivalents                           $      3,662   $      3,152
Accounts receivable from property operations               1,323          1,461
Operating supplies and prepaid expenses                    2,282          2,313
Current portion of mortgage  and notes receivable            133            233
                                                    -------------  -------------
Total Current Assets                                       7,400          7,159
Investment property:
Operating properties,
  net of accumulated depreciation                        198,363        206,172
Land held for development                                 10,812          9,585
                                                    -------------  -------------
Total investment property                                209,175        215,757
Other Assets:
Deposits and other assets                                  3,397          2,915
Mortgage and other notes receivable,
  less current portion                                    31,383         28,081
Net deferred tax asset                                     1,182          2,537
Financing and other deferred costs,
  net of accumulated amortization of
  $16,490 in 2002 and $17,013 in 2001                      8,243          8,934
                                                    -------------  -------------
Total Other Assets                                        44,205         42,467
                                                    -------------  -------------
  Total Assets                                      $    260,780   $    265,383
                                                    =============  =============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable                              $      1,732   $      1,521
Real estate taxes payable                                  1,437          1,460
Accrued interest payable                                   2,780          2,043
Nonrefundable lease deposits and
  purchase price credits                                  24,086         23,296
Other liabilities for leased locations                     5,630          4,581
Deferred income                                            6,594          5,475
Other accounts payable and accrued expenses                  468          3,317
Current portion of long-term debt                         30,111         31,667
                                                    -------------  -------------
Total Current Liabilities                                 72,838         73,360

Long-term debt, less current portion:
Mortgage and other notes payable                         173,135        175,250
12% Senior Subordinated Notes, net of
  unamortized discount of $206 in 2002
  and $223 in 2001                                        11,321         11,304
                                                    -------------  -------------
Total Long-term debt, excluding current portion          184,456        186,554
                                                    -------------  -------------
Total Liabilities                                        257,294        259,914
                                                    -------------  -------------

Stockholders' equity:
Common stock, $.01 par value, 1,500,000 shares
authorized; 800,000 shares issued and outstanding              8              8
Additional paid-in capital                                15,294         15,294
Retained deficit                                         (11,816)        (9,833)
                                                    -------------  -------------
Total Stockholders' Equity                                 3,486          5,469
                                                    -------------  -------------
  Total Liabilities and Stockholders' Equity        $    260,780   $    265,383
                                                    =============  =============




See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                           Three Months Ended
                                                                March 31
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------

     Revenues:
       Motel operating revenues                         $   7,657     $   9,600
       Lease revenues                                       2,897         2,893
       Vending revenues                                       842           329
       Other revenues                                         650           593
                                                        ----------    ----------
     Total revenues                                        12,046        13,415
     Costs and expenses:
       Motel operating expenses                             4,684         5,824
       Marketing and royalty fees                             543           714
       General and administrative                           1,562         1,786
       Lease expenses                                         281           226
       Vending expenses                                       687           381
       Depreciation and amortization                        2,966         3,514
                                                        ----------    ----------
     Total direct expenses                                 10,723        12,445
                                                        ----------    ----------
     Net operating income                                   1,323           970
     Interest expense                                       4,577         5,132
                                                        ----------    ----------
     Income (loss) from operations before
       minority interest and income taxes                  (3,254)       (4,162)
     Minority interests                                         -            13
                                                        ----------    ----------
     Income (loss) from continuing operations
       before income taxes                                 (3,254)       (4,149)
     Income tax expense (benefit)                          (1,266)       (1,615)
                                                        ----------    ----------
     Income (loss) from continuing operations              (1,988)       (2,534)
     Discontinued operations (including net
       gain on disposal of $147 and $0,
       respectively) net of income tax of $3 and ($70)          5          (109)
                                                        ----------    ----------
     Net income (loss)                                  $  (1,983)    $  (2,643)
                                                        ==========    ==========




     Income (loss) per common share (basic and diluted):
        Income (loss)  per common share from
          continuing operations                         $   (2.49)    $   (3.17)
                                                        ==========    ==========
        Net Income (loss)  per common share             $   (2.48)    $   (3.30)
                                                        ==========    ==========

     Weighted average number of
       common shares outstanding                          800,000       800,000
                                                        ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                      Three Months Ended
                                                                                           March 31
                                                                                    -----------------------
                                                                                       2002        2001
                                                                                    ----------   ----------
           Cash flows used in operating activities:
             Net loss                                                               $  (1,983)   $  (2,643)
             Adjustments to reconcile net loss to cash provided by
               operating activities:
             Depreciation, amortization and accretion of
               discount on notes                                                        3,031        3,654
             Minority interests of others in net loss
               from operations                                                              -          (13)
             Deferred income taxes                                                      1,355         (241)
             Gain on sale of properties                                                  (147)           -
             Change in assets and liabilities:
             (Increase) decrease in assets:
                 Accounts receivable                                                      139           (4)
                 Operating supplies, prepaid expenses,
                   deposits and other assets                                             (289)        (165)
               Increase (decrease) in liabilities:
                   Accounts payable and accrued expenses                                  647         1,023
                   Accrued interest payable                                               745           492
                                                                                    ----------   -----------
           Net cash provided by operating activities                                    3,498         2,103
           Cash flows provided by investing activities:
             Acquisition and development of investment properties                      (1,227)       (1,676)
             Refurbishment of investment properties                                      (375)         (778)
             Net proceeds from sale of investment properties                            2,460             -
             Cash restricted for refurbishment of properties                             (135)          661
             Collections on mortgage and other notes receivable                            39         6,304
                                                                                    ----------   -----------
           Net cash provided by investing activities                                      762         4,511
           Cash flows provided by (used in) financing activities:
             Proceeds from notes payable                                                  711         1,824
             Repayment of notes payable                                                (4,383)       (7,094)
             Deferred financing costs                                                     (78)            -
                                                                                    ----------   -----------
           Net cash used in financing activities                                       (3,750)       (5,270)
                                                                                    ----------   -----------
           Net increase in cash and cash equivalents                                      510         1,344
           Cash and cash equivalents at beginning of period                             3,152         3,162
                                                                                    ----------   -----------
           Cash and cash equivalents at end of period                               $   3,662    $    4,506
                                                                                    ==========   ===========

           Supplementary disclosure of cash flow information:
                  Cash paid during the period for interest                          $   3,877    $    4,692
                                                                                    ==========   ===========
                  Cash paid (net of refunds received) during the
                       period for income taxes                                      $       -    $        -
                                                                                    ==========   ===========

     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002
                                   (Unaudited)

1.  Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2001. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation which have not changed operations or stockholders' equity.

2.  Divestitures and Leasing Activities

         In January through March 31, 2002, the Company leased an additional three of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         Subsequent to March 31, 2002 through September 30, 2002, the Company leased an additional two of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In January through March 31, 2002, the Company sold two of its lodging facilities for approximately $3.7 million for a gain of approximately $147,000. Deferred purchase price credits and non-refundable security deposits aggregating approximately $280,000 were credited to the buyers in connection with these sales. An additional property was sold to a related party at a price believed by management to represent fair market value for $3,500,000 resulting in a deferred gain of $1,120,000 and a note receivable of $3,240,000.

         Subsequent to March 31, 2002 through September 30, 2002, the Company sold three of its lodging facilities for approximately $4.7 million in cash for a loss of approximately $169,000.

                  In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 31, 2001, net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for both periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

                                     For the Three Months Ended
                                             March 31
                                     ---------------------------
                                        ( in thousands )
                                     ---------------------------
                                         2002           2001
                                     ------------   ------------

Revenues:
  Motel operating revenues           $       220    $       270
  Lease revenues                               8             37
                                     ------------   ------------
Total revenues                               228            307
Costs and expenses:
  Motel operating expenses                   223            232
  Marketing and royalty fees                  26             29
  Lease expenses                               1              4
  Depreciation and amortization               62            112
                                     ------------   ------------
Total direct expenses                        312            377
                                     ------------   ------------
Net operating income                         (84)           (70)
Interest expense                              55            109
                                     ------------   ------------
Income (loss) from operations               (139)          (179)
Gain (loss) on sale of properties            147              -
                                     ------------   ------------
Income (loss) before income taxes              8           (179)
Income tax expense (benefit)                   3            (70)
                                     ------------   ------------
Net income (loss)                    $         5    $      (109)
                                     ============   ============


3. Mortgage and Other Notes Payable

         In January through March 31, 2002 the Company was advanced $654,000 on loans of $7 million for construction advances on one property under construction bringing the total advanced to $3.2 million.

         During April through September 30, 2002, the Company was advanced an additional $2.3 million on loans of $7 million for construction advances on one property under construction bringing the total advanced to $5.5 million.

         In April 2002, a subsidiary of the Company purchased a vending company for $210,000 by issuing a note payable of $110,000 with monthly principal and interest payments of $10,400, due March 1, 2003. Goodwill of $120,000 and fixed assets of $90,000 were preliminarily recorded as a result of this transaction.

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

6.       Related Parties

                  In March 2002 one property was sold to a related party at a price believed by management to represent fair market value for $3,500,000 resulting in a deferred gain of $1,120,000 and a note receivable of $3,240,000.

                  During the quarter ended March 31, 2002, the Company received approximately $38,000 in management fees from related parties.

7.       Reclassifications

                  Certain reclassifications have been made to previously reported 2001 statements in order to provide comparability with the 2002 statements reported herein. Theses reclassifications have not changed the 2001 results or stockholders' equity.

         8.       Segments

                  As of March 31, 2002, the Company, directly and through subsidiaries, owned 111 lodging facilities in 38 states. The Company owns a 100% interest in all of its properties. The Company operates thirty-five of its motels and leases seventy-six of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.
                                                          Three months ended
                                                               March 31
                                                       -----------------------
                                                          2002         2001
                                                       ----------   ----------
Motel operations:
  Motel operating revenue:
    Room revenues                                      $   6,799    $   8,732
    Ancillary motel revenues                                 858          868
                                                       ----------   ----------
       Total motel operating revenues                      7,657        9,600
  Motel costs and expenses:
    Motel operating expenses                               4,684        5,824
    Marketing and royalty fees                               543          714
    Depreciation and amortization                          1,314        1,593
                                                       ----------   ----------
       Total motel direct expenses                         6,541        8,131
                                                       ----------   ----------
                                                           1,116        1,469
Lease Operations
    Lease revenues                                         2,897        2,893
    Lease expenses                                           281          226
    Depreciation and amortization                          1,467        1,674
                                                       ----------   ----------
                                                           1,149          993
Vending Operations
    Vending revenues                                         842          329
    Vending expenses                                         687          381
    Depreciation and amortization                            144           76
                                                       ----------   ----------
                                                              11         (128)
Corporate Operations
  Other revenues                                             650          593
  General and administrative expenses:
    Management Company Operations                          1,142        1,472
    Construction/Acquisition and Divestiture                   5           34
    Vending - general and administrative                     415          280
                                                       ----------   ----------
      Total general and administrative expenses            1,562        1,786
Depreciation and amortization                                 41          171
                                                       ----------   ----------
                                                            (953)      (1,364)
                                                       ----------   ----------
Net operating income                                       1,323          970
  Interest expense                                         4,577        5,132
                                                       ----------   ----------
Loss from operations before minority interests            (3,254)      (4,162)
  Minority interests                                           -           13
                                                       ----------   ----------
Loss from continuing operations before income taxes       (3,254)      (4,149)
  Income tax expense  (benefit)                           (1,266)      (1,615)
                                                       ----------   ----------
Loss from continuing operations                           (1,988)      (2,534)
  Discontinued operations (including net gain
    on disposal of $147 and $0) net of income
    tax of $3 and $(70)                                        5         (109)
                                                       ----------   ----------
Net Loss                                               $  (1,983)   $  (2,643)
                                                       ==========   ==========

Total Assets:
Motel Operations                                       $ 109,897    $ 141,016
Lease Operations                                         113,599      117,039
Other Operations                                          37,284       23,019
                                                       ----------   ----------
                                                       $ 260,780    $ 281,074
                                                       ==========   ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND AS SUCH, SPEAK ONLY AS OF THE DATE MADE. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED AT THE TIME OF THE FORWARD-LOOKING STATEMENTS ARE MADE, INCLUDING, WITHOUT LIMITATION, RISKS AND UNCERTAINTIES ASSOCIATED WITH THE
FOLLOWING: GENERAL REAL ESTATE, TRAVEL AND NATIONAL AND INTERNATIONAL ECONOMIC CONDITIONS, INCLUDING THE SEVERITY AND DURATION OF THE DOWNTURN RESULTING FROM THE SEPTEMBER 11, 2001 TERRORIST ATTACKS ON NEW YORK AND WASHINGTON, D.C.; SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS.

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on RevPAR and occupancy throughout 2001 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the first quarter, RevPAR and occupancy have decreased to $29.89 and 60.08%, respectively, for 2002 versus $30.56 and 61.35 % for 2001.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

 Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

      The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein.

                                                                 Supplemental Operating Results and Statistics
                                                      ----------------------------------------------------------------------


                                                                          Three Months Ended March 31
                                                      ----------------------------------------------------------------------
                                                         Motels Owned           Acquisitions/
                                                         Both Periods          Divestitures (6)             Consolidated
                                                      ------------------    ----------------------    ----------------------
                                                        2002      2001         2002        2001          2002        2001
                                                      --------  --------    ----------  ----------    ----------  ----------
                                                                     (dollars in thousands, except Other data)

Motel operations:
Motel operating revenues:
  Room revenues                                       $ 6,588   $ 6,779     $     211   $   1,953     $   6,799   $   8,732
  Ancillary motel revenues                                837       818            21          50           858         868
                                                      --------  --------    ----------  ----------    ----------  ----------
    Total motel operating revenues                      7,425     7,597           232       2,003         7,657       9,600
Motel costs and expenses:
  Motel operating expenses                              4,407     4,589           277       1,235         4,684       5,824
  Marketing and royalty fees                              528       552            15         162           543         714
  Depreciation and amortization                         1,271     1,314            43         279         1,314       1,593
                                                      --------  --------    ----------  ----------    ----------  ----------
    Total motel direct expenses                         6,206     6,455           335       1,676         6,541       8,131
                                                      --------  --------    ----------  ----------    ----------  ----------
                                                      $ 1,219   $ 1,142     $    (103)  $     327         1,116       1,469
                                                      ========  ========    ==========  ==========

Lease operations:
Lease revenues                                                                                            2,897       2,893
Lease expenses                                                                                              281         226
Depreciation and amortization                                                                             1,467       1,674
                                                                                                      ----------  ----------
                                                                                                          1,149         993
Vending operations:
Vending revenues                                                                                            842         329
Vending expenses                                                                                            687         381
Depreciation and amortization                                                                               144          76
                                                                                                      ----------  ----------
                                                                                                             11        (128)
Corporate operations
  Other revenues, net                                                                                       650         593

  General and administrative expenses:
    Management Company Operations                                                                         1,142       1,472
    Construction/Acquisition
        and Divestiture                                                                                       5          34
    Vending general and administrative                                                                      415         280
                                                                                                      ----------  ----------
      Total general and administrative expenses                                                           1,562       1,786
  Depreciation and amortization                                                                              41         171
                                                                                                      ----------  ----------
                                                                                                           (953)     (1,364)
                                                                                                      ----------  ----------
Net operating income                                                                                  $   1,323   $     970
                                                                                                      ==========  ==========

Other data:
Number of motels at period end (5)                         32        32             3          12            35          44
Number of rooms at period end (5)                       2,760     2,762           288       1,006         3,048       3,768
Occupancy percentage (5)                                60.08%    61.35%        39.73%      52.72%        58.62%      58.39%
ADR (1) (5)                                           $ 44.15   $ 44.45     $   34.48   $   16.77     $   43.67   $   46.47
REVPAR (2) (5)                                        $ 29.89   $ 30.56     $   14.27   $    9.07     $   28.77   $   29.60
Net operating income margin (3)                                                                           10.98%       7.23%
Net motel revenue margin (4) (5)                        37.78%    36.24%         3.90%      31.03%        35.74%      35.07%

------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At March 31, 2002 and March 31, 2001, and for the three months periods then ended, excludes amounts related to the seventy-six motels and seventy-four motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. During the three months ended March 31, 2002, the Company disposed of three properties. The operating results of theses properties have been reclassified as discontinued operations in the unaudited consolidated statements of operations for each of the periods included herein.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $12,046,000 for the three months ended March 31, 2002 from $13,415,000 for the three months ended March 31, 2001, a decrease of $1,369,000 or 10.2%.

         Motel revenues decreased to $7,657,000 for the three months ended March 31, 2002 from $9,600,000 for the three months ended March 31, 2001, a decrease of $1,943,000 or 20.2%. The motel revenues for motels owned during both periods decreased approximately $172,000 and revenues for motels acquired and divested since January 1, 2001 decreased by $1,771,000. Motel revenues for motels owned during both periods decreased by 2.3%. The decrease in motel revenues for motels owned during both periods was attributable to a combined decrease in the average daily rate ("ADR") and the occupancy rate. The ADR for the motels owned during both periods decreased to $44.15 for the three months ended March 31, 2002 from $44.45 for the three months ended March 31, 2001, a decrease of $0.30 or less than 1%. The occupancy for the motels owned during both periods decreased to 60.1% for the three months ended March 31, 2002 from 61.35% for the three months ended March 31, 2001, a decrease of 2.1%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $29.89 for the three months ended March 31, 2002 from $30.56 for the three months ended March 31, 2001, a decrease of $.67 or 2.2%. The acquired and divested motels had an occupancy percentage of 39.73%, an ADR of $34.48 and REVPAR of $14.27 for the period, which they were owned by the Company in 2002.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $4,684,000 for the three months ended March 31, 2002 from $5,824,000 for the three months ended March 31, 2001, a net decrease of $1,140,000 or 19.6%. Motel operating expenses for motels acquired and divested since January 1, 2001 decreased to $277,000 for the three months ended March 31, 2002 from $1,235,000 for the three months ended March 31, 2001, a decrease of $958,000 or 77.6%. The decrease consists of a decrease of $182,000 or 4% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods decreased to $4,407,000 for the three months ended March 31, 2002 from $4,589,000 for the three months ended March 31, 2001. The decrease in operating costs is principally due to decreased labor and related costs, a decrease in repairs and maintenance expenditures and a decrease in energy related costs. Motel operating expenses as a percentage of motel revenues increased to 61.2% for the three months ended March 31, 2002 from 60.7% for the three months ended March 31, 2001. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 59.4% for the three months ended March 31, 2002 from 60.4% for the three months ended March 31, 2001.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $543,000 for the three months ended March 31, 2002 from $714,000 for the three months ended March 31, 2001, a decrease of $171,000 or 23.9%. The marketing and royalty fees for motels owned during both periods decreased to $528,000 for the three months ended March 31, 2002 from $552,000 for the three months ended March 31, 2001, a decrease of $24,000 or 4.3%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 8% for the three months ended March 31, 2002 from 8.1% for the three months ended March 31, 2001. Marketing and royalty fees for motels acquired and divested since January 1, 2001 decreased to $15,000 for the three months ended March 31, 2002 from $162,000 for the three months ended March 31, 2001. Franchise fees declined due to the leasing of properties to third parties and also the sales of properties in the second and third quarter of 2001.

         Lease operations increased to $1,149,000 for the three months ended March 31, 2002 from $993,000 for the three months ended March 31, 2001, an increase of $156,000 as a result fully depreciated furniture and fixtures on various properties.

         Vending operations increased to $11,000 for the three months ended March 31, 2002 from a$128,000 loss for the three months ended March 31, 2001, an increase of $139,000, which is the result of the addition of new vending accounts.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $330,000 to $1,142,000 for the three months ended March 31, 2002 from $1,472,000 for the three months ended March 31, 2001, a decrease of 22.4% as a result of approximately $25,000 lower travel expenditures and $240,000 of discounts given on early notes receivable payoff in the first quarter of 2001 versus none in the first quarter of 2002 with the remaining $65,000 spread out among various other items. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $29,000 from $34,000 for the three months ended March 31, 2001 to $5,000 for the three months ended March 31, 2002. Vending General and Administrative expenses increased $135,000 to $415,000 for the three months ended March 31, 2002 from $280,000 for the three months ended March 31, 2001. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 14.3% for the three months ended March 31, 2002 and 14.9% for the three months ended March 31, 2001.

         Depreciation and amortization decreased to $2,966,000 for the three months ended March 31, 2002 from $3,514,000 for the three months ended March 31, 2001, a net decrease of $548,000 or 15.6%. This is the result of amortization expense on corporate of $13,000 at March 31, 2002 compared to $120,000 at March 31, 2001 on various loan costs which are now fully amortized. Also, there was a reduction in depreciation expense on furniture and fixtures which were fully depreciated at March 31, 2002 compared to March 31, 2001 of approximately $428,000.

         Net operating income increased to $1,323,000 for the three months ended March 31, 2002 from $970,000 for the three months ended March 31, 2001, an increase of $353,000 or 36.4%. The increase in net operating income included a decrease of $632,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $632,000 decrease in net motel revenues, an increase of $34,000 resulted from the motels owned during both periods or an increase of 1.4%. Net motel revenues for motels acquired and divested since January 1, 2001 decreased $666,000. The remaining net increase is a result of the increased leasing activities and the reduction of management general and administrative expenses. Net operating income as a percent of total revenues was 11% for the three months ended March 31, 2002 as compared to 7.2% for the three months ended March 31, 2001.

         Interest expense decreased to $4,577,000 for the three months ended March 31, 2002 from $5,132,000 for the three months ended March 31, 2001, a decrease of $555,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the first quarter of 2002 as compared to the first quarter 2001.


         Discontinued operations increased to $5,000 for the three months ended March 31, 2002 compared to a loss of $109,000 for the three months ended March 31, 2001 as a result of the sale of properties.

         Net loss decreased to $1,983,000 for the three months ended March 31, 2002 from $2,643,000 for the three months ended March 31, 2001.

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

         In January through March 31, 2002 the Company was advanced $654,000 on loans of $7 million for construction advances on one property under construction bringing the total advanced to $3.2 million.

         During April through September 30, 2002, the Company was advanced an additional $2.3 million on loans of $7 million for construction advances on one property under construction bringing the total advanced to $5.5 million.

         In April 2002, a subsidiary of the Company purchased a vending company for $210,000 by issuing a note payable of $110,000 with monthly principal and interest payments of $10,400, due March 1, 2003. Goodwill of $120,000 and fixed assets of $90,000 were preliminarily recorded as a result of this transaction.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations.

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $375,000 and $778,000 for the three months ended March 31, 2002 and 2001, respectively. In addition, as of March 31, 2002, the Company had $527,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. Capital repairs and maintenance expenses on leased properties are funded by lessees.

         For the three months ended March 31, 2001, cash and cash equivalents increased $510,000. This increase consisted of $762,000 of funds provided by investing activities and $3,750,000 of funds used by financing activities and $3,498,000 of funds provided by operations. Net investing activities of $762,000 include: $1,227,000 of cash utilized for motel development and $375,000 expended on refurbishment of existing properties, offset by $39,000 of cash provided from the collections on mortgage and other notes receivable, $2,460,000 net proceeds from the sale of investment properties and a change in cash restricted for refurbishment of $135,000. Cash used in financing activities includes:
$4,383,000 of cash utilized to repay indebtedness, $711,000 from proceeds from notes payable and $78,000 expended on deferred financing costs.

           The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, either from operating cash flows or refinancing, including the maturity of the remaining $11.3 million 12% Senior Subordinated Notes in 2004.

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

                                              MOA HOSPITALITY, INC.




December 19, 2002            By:   /s/  Kurt M. Mueller
                                   ------------------------------------------
                                        Kurt M. Mueller
                                        President and Chief Financial Officer


December 19, 2002            By:   /s/   Blane P. Evans
                                   ------------------------------------------
                                         Blane P. Evans
                                         Secretary and Treasurer

                                 CERTIFICATIONS


Written Statement of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.


I, Kurt M. Mueller, certify that:


1.  I have reviewed this quarterly report on Form 10-Q of MOA Hospitality, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:  December 19, 2002


                                                  /s/ Kurt M. Mueller
                                                  -----------------------
                                                  Kurt M. Mueller
                                                  Chief Financial Officer

                                 CERTIFICATIONS

Written Statement of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.


I, Paul F. Wallace, certify that:


1.  I have reviewed this quarterly report on Form 10-Q of MOA Hospitality, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:  December 19, 2002


                                                  /s/ Paul F. Wallace
                                                  -----------------------
                                                  Paul F. Wallace
                                                  Chief Executive Officer