Form 10-Q
period 2002-06-30
MOA HOSPITALITY INC
filed 2003-10-03
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

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
                                 [ ] Yes [X] No


Number of shares of Common Stock, $.01 par value outstanding as of
September 10,2003:      800,000

                               INDEX TO FORM 10-Q

                                                                           Page
Part I         Financial Information

Item 1.        Financial Statements

               Condensed consolidated balance sheets - June 30, 2002          2
               (unaudited) and December 31, 2001.

               Condensed consolidated statements of operations - Three        3
               months ended June 30, 2002 and 2001 and Six months ended
               June 30, 2002 and 2001 (unaudited).

               Condensed consolidated statements of cash flows - Six          4
               months ended June 30, 2002and 2001 (unaudited).

               Notes to condensed consolidated financial statements -         5
               June 30, 2002 (unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               General                                                        9

               Results of Operations                                         10

               Liquidity and Capital Resources                               16

Item 3.        Controls and Procedures                                       17

Part II        Other Information

Item 1.        Legal Proceedings                                             18

Item 2.        Changes in Securities                                         18

Item 3.        Defaults upon Senior Securities                               18

Item 4.        Submission of Matters to a Vote of Security Holders           18

Item 5.        Other Information                                             18

Item 6.        Exhibits and Reports on Form 8-K                              18

Signatures                                                                   19

Certifications                                                               20

                         PART I - FINANCIAL INFORMATION

Item 1.                          Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                          June 30,       December 31,
                                                                             2002             2001
                                                                        -------------    --------------
                                                                         (Unaudited)
ASSETS
  Current Assets:
  Cash and cash equivalents                                             $      3,823     $       3,152
  Accounts receivable from property operations                                 2,149             1,461
  Operating supplies and prepaid expenses                                      2,419             2,313
  Current portion of mortgage and notes receivable                               122               233
                                                                        -------------    --------------
  Total Current Assets                                                         8,513             7,159
  Investment property:
  Operating properties, net of accumulated depreciation                      199,152           206,172
  Land held for development                                                   13,218             9,585
                                                                        -------------    --------------
  Total investment property                                                  212,370           215,757
  Other Assets:
  Deposits and other assets                                                    6,318             2,915
  Mortgage and other notes receivable, less current portion                   25,149            28,081
  Net deferred tax asset                                                       1,182             1,560
  Financing and other deferred costs, net of accumulated
    amortization of $17,191 in 2002 and $17,013 in 2001                        7,818             8,934
                                                                        -------------    --------------
  Total Other Assets                                                          40,467            41,490
                                                                        -------------    --------------
    Total Assets                                                        $    261,350     $     264,406
                                                                        =============    ==============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable                                                $      2,141     $       1,521
  Real estate taxes payable                                                    1,374             1,460
  Accrued interest payable                                                     2,756             2,043
  Nonrefundable lease deposits and purchase price credits                     25,577            23,296
  Other liabilities for leased locations                                       6,745             4,581
  Deferred income                                                              5,475             5,475
  Other accounts payable and accrued expenses                                  2,399             2,340
  Current portion of long-term debt                                           29,593            31,667
                                                                        -------------    --------------
  Total Current Liabilities                                                   76,060            72,383

  Long-term debt, less current portion:
  Mortgage and other notes payable                                           171,186           175,250
  12% Senior Subordinated Notes, net of unamortized
    discount of $188 in 2002 and $223 in 2001                                 11,339            11,304
                                                                        -------------    --------------
  Total Long-term debt, excluding current portion                            182,525           186,554
                                                                        -------------    --------------
  Total Liabilities                                                          258,585           258,937
                                                                        -------------    --------------

  Stockholders' equity:
  Common stock, $.01 par value, 1,500,000 shares
    authorized; 800,000 shares issued and outstanding                              8                 8
  Additional paid-in capital                                                  15,294            15,294
  Retained deficit                                                           (12,537)           (9,833)
                                                                        -------------    --------------
  Total Stockholders' Equity                                                   2,765             5,469
                                                                        -------------    --------------
    Total Liabilities and Stockholders' Equity                          $    261,350     $     264,406
                                                                        =============    ==============





     See accompanying notes to condensed consolidated financial statements.

                  MOA HOSPITALITY, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Unaudited, in thousands except share data)

                       Three Months Ended Six Months Ended
                                                    June 30                    June 30
                                            -----------------------    -----------------------
                                               2002         2001          2002         2001
                                            ----------   ----------    ----------   ----------
Revenues:
  Motel operating revenues                  $  10,319    $  12,163     $  18,150    $  21,924
  Lease revenues                                3,129        2,781         6,026        5,675
  Vending revenues                              1,014          422         1,856          751
  Other revenues                                  711          615         1,318        1,207
                                            ----------   ----------    ----------   ----------
Total revenues                                 15,173       15,981        27,350       29,557
Costs and expenses:
  Motel operating expenses                      5,109        6,447         9,936       12,411
  Marketing and royalty fees                      711          823         1,271        1,552
  General and administrative                    1,623        1,489         3,185        3,275
  Lease expenses                                  310          (54)          591          174
  Vending expenses                                882          443         1,569          824
  Depreciation and amortization                 3,009        3,526         6,017        7,074
                                            ----------   ----------    ----------   ----------
Total direct expenses                          11,644       12,674        22,569       25,310
                                            ----------   ----------    ----------   ----------
Net operating income                            3,529        3,307         4,781        4,247
Interest expense                                4,655        5,222         9,279       10,402
                                            ----------   ----------    ----------   ----------
Income (loss) from operations
  before gain on sale of properties,
  minority interest and income taxes           (1,126)      (1,915)       (4,498)      (6,155)
Gain on sale of properties                          -        2,659             -        2,659
Minority interests                                  -          (33)            -          (20)
                                            ----------   ----------    ----------   ----------
Income (loss) from continuing operations
  before income taxes                          (1,126)         711        (4,498)      (3,516)
Income tax expense (benefit)                     (464)         277        (1,750)      (1,369)
                                            ----------   ----------    ----------   ----------
Income (loss) from continuing operations         (662)         434        (2,748)      (2,147)
Discontinued operations (including net
  gain on disposal of $147 in 2002)
  net of income tax                                 -          (25)           43          (87)
                                            ----------   ----------    ----------   ----------
Net income (loss)                           $    (662)   $     409     $  (2,705)   $  (2,234)
                                            ==========   ==========    ==========   ==========



Income (loss) per common share
  (basic and diluted):
  Income (loss) per common share from
    continuing operations                   $   (0.83)   $    0.54     $   (3.43)   $   (2.68)
                                            ==========   ==========    ==========   ==========
  Net income (loss) per common share        $   (0.83)   $    0.51     $   (3.38)   $   (2.79)
                                            ==========   ==========    ==========   ==========

Weighted average number of
  common shares outstanding                   800,000      800,000       800,000      800,000
                                            ==========   ==========    ==========   ==========



  See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                     Six Months Ended
                                                                         June 30
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
Cash flows used in operating activities:
  Net loss                                                        $  (2,705)   $  (2,234)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                                 6,071        7,313
  Minority interests of others in net loss
    from operations                                                       -           20
  Deferred income taxes                                                 378         (760)
  Gain on sale of properties                                           (147)      (2,659)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                              (688)        (408)
      Operating supplies, prepaid expenses,
        deposits and other assets                                    (3,775)      (1,164)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                         5,958        2,470
        Accrued interest payable                                        719         (251)
                                                                  ----------   ----------
Net cash provided by (used in) operating activities                   5,811        2,327
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties               (3,632)      (4,011)
  Refurbishment of investment properties                             (1,105)      (1,615)
  Net proceeds from sale of investment properties                     3,319        2,903
  Cash restricted for refurbishment of properties                      (395)         995
  Collections on mortgage and other notes receivable                  3,044       12,616
                                                                  ----------   ----------
Net cash provided by investing activities                             1,231       10,888
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                         2,673        8,411
  Repayment of notes payable                                         (8,811)     (19,909)
  Deferred financing costs                                             (233)        (239)
                                                                  ----------   ----------
Net cash used in financing activities                                (6,371)     (11,737)
                                                                  ----------   ----------
Net increase in cash and cash equivalents                               671        1,478
Cash and cash equivalents at beginning of period                      3,152        3,162
                                                                  ----------   ----------
Cash and cash equivalents at end of period                        $   3,823    $   4,640
                                                                  ==========   ==========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest                   $   8,540    $  10,674
                                                                  ==========   ==========
       Cash paid (net of refunds received) during the
            period for income taxes                               $       -    $      77
                                                                  ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2001. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation, which have not changed operations or stockholders' equity.

2.       Divestitures and Leasing Activities

         In January through June 30, 2002, the Company leased an additional four, and re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         In January through June 30, 2002, the Company sold two of its lodging facilities for approximately $3.7 million for a gain of approximately $147,000. Deferred purchase price credits and non-refundable security deposits aggregating approximately $280,000 were credited to the buyers in connection with these sales.

         In January through June 30, 2002, the company also sold and leased back two properties to related parties. Under FAS 66: Accounting for Sales of Real Estate, both sales were required to be recorded on the deposit method, because of the down payment and the continuing involvement of the company in the properties. In the attached financial statements the properties are reflected as operating properties.

         Subsequent to June 30, 2002 and prior to December 31, 2002, the Company leased an additional three of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company. Also the Company took back three of its leased lodging facilities and four of its leased locations exercised their right to purchase prior to lease expiration and one other property was sold. The five combined sales were for approximately $8.5 million resulting in a loss of $117,000 and a note receivable of $225,000.

         Subsequent to December 31, 2002, a property lessee defaulted on the operating lease. The Company operated the property for one month. At that time it was leased to a new third-party tenant.

                  In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 31, 2001, operating results and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

                                    For the Three Months Ended     For the Six Months Ended
                                             June 30                      June 30
                                    --------------------------    --------------------------
                                        2002          2001            2002          2001
                                    -----------   ------------    -----------   ------------
                                         ( in thousands )              ( in thousands )
Revenues
  Motel operating revenues          $        -    $       159     $       46    $       268
  Lease revenues                             -             36              8             73
                                    -----------   ------------    -----------   ------------
Total revenues                               -            195             54            341
Costs and expenses:
  Motel operating expenses                   -             95             80            187
  Marketing and royalty fees                 -             18              9             32
  Lease expenses                             -              2              1              4
  Depreciation and amortization              -             75             33            153
                                    -----------   ------------    -----------   ------------
Total direct expenses                        -            190            123            376
                                    -----------   ------------    -----------   ------------
Net operating income                         -              5            (69)           (35)
Interest expense                             -             46              8            107
                                    -----------   ------------    -----------   ------------
Income (loss) from operations                -            (41)           (77)          (142)
Gain (loss) on sale of properties            -              -            147              -
                                    -----------   ------------    -----------   ------------
Income (loss) before income taxes            -            (41)            70           (142)
Income tax expense (benefit)                 -            (16)            27            (55)
                                    -----------   ------------    -----------   ------------
Net income (loss)                   $        -    $       (25)    $       43    $       (87)
                                    ===========   ============    ===========   ============


3.       Mortgage and Other Notes Payable

         In January through June 30, 2002 the Company was advanced $2.5million on loans of $7 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $5.0 million.

         During July through December 31, 2002, the Company was advanced an additional $1.4 million on loans of $7 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $6.4 million. Subsequent to December 31, 2002 the remaining .6 million was advanced.

         In April 2002, a subsidiary of the Company purchased a vending company for $210,000 by issuing a note payable of $110,000 with monthly principal and interest payments of $10,400, due March 1, 2003. Goodwill of $120,000 and fixed assets of $90,000 were preliminarily recorded as a result of this transaction.

         The Company is currently in default with respect to certain covenants on its Senior Subordinated Notes and also a $8.4 million note. The Company is seeking to extend the maturity dates and reduce the interest rates. The Company does not have sufficient liquidity to repay the notes if demanded by the holders and accordingly, there is substantial doubt about the Company's ability to contiue as a going concern.

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


6.       Related Parties

         During the quarters ended June 30, 2002 and 2001, the company received approximately $54,000 and $8,000 in management fees from related parties. For the six months ended June 30, 2002 and 2001 the Company received approximately $92,000 and $8,000 in management fees. The Company recognized interest income from related parties during the quarter ended June 30, 2002 of approximately $301,000. For the six months ended June 30, 2002 interest from related parties totaled approximately $603,000. Ground lease revenue from related parties for the six months and the quarter ended June 30, 2002 totaled approximately $65,000. The Company had receivables from related parties of approximately $763,000 at June 30, 2002.

7.       Reclassifications

                  Certain reclassifications have been made to previously reported 2001 statements in order to provide comparability with the 2002 statements reported herein. Theses reclassifications have not changed the 2001 results or stockholders' equity.

  8.     Subsequent Events
The Company though a subsidiary (LLC) has a mortgage note payable secured by 93 of LLC's motels, 24 of which are operated by the Company, and 69 that are leased to third-party tenants. On February 28, 2003, the Company received a default notice from the servicer of the loan ("Servicer") alleging that LLC's lease program violated certain loan covenants. The Company believes that the leasing program, which began in 1998, has been properly disclosed to the lender in both monthly and annual financial reports provided to the lender. In addition, on March 31, 2003, the Company was notified that the loan had been accelerated. The Company disputes the validity of both the default and acceleration notices and has been in negotiations with the Servicer to resolve these issues. In conjunction with such continuing negotiations, the cure date was tolled and extended by the Servicer through July 11, 2003. In July 2003, negotiations with the Servicer stalled and on July 10th, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Subsequent to filing the petition, LLC obtained a commitment to refinance the existing loan and the Servicer agreed to such refinancing subject to a $2.5 million prepayment penalty plus expenses.

On August 26, 2003, the refinancing closed in the amount of $137.25 million. The new loan bears interest at LIBOR plus 5% with a floor of 7.5%, matures September 13, 2008 and stipulates that aggregate net proceeds in excess of $2.5 million from the sale of collateral properties must be applied as principal reductions on the loan. The loan has a requirement for cumulative mandatory principal reductions of $60 million by 9/13/2004, $90 million by 9/13/2005 and $112.25 million by 9/13/06. Additional payments of "Exit Interest" are required based on the proceeds of each property sale (as defined). The exit interest ranges from 2.5% to 5% and is capped at $6.25 million.

The bankruptcy petition was dismissed by the court immediately prior to the closing of the refinancing.

9. Segments

                  As of June 30, 2002 the Company, directly and through subsidiaries, owned 111 lodging facilities in 38 states. The Company owns a 100% interest in all of its properties. The Company operates thirty-three of its motels and leases seventy-eight of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                                    Three months ended                Six months ended
                                                                         June 30                           June 30
                                                                ---------------------------      ----------------------------
                                                                   2002           2001              2002            2001
                                                                -----------    ------------      ------------    ------------
                                                                      (in thousands)                   (in thousands)
Motel operations Motel operating revenues:
    Room revenues                                               $    9,420     $    10,978       $    16,372     $    19,904
    Ancillary motel revenues                                           899           1,185             1,778           2,020
                                                                -----------    ------------      ------------    ------------
      Total motel operating revenues                                10,319          12,163            18,150          21,924
  Motel costs and expenses:
    Motel operating expenses                                         5,109           6,447             9,936          12,411
    Marketing and royalty fees                                         711             823             1,271           1,552
    Depreciation and amortization                                    1,271           1,558             2,548           3,127
                                                                -----------    ------------      ------------    ------------
      Total motel direct expenses                                    7,091           8,828            13,755          17,090
                                                                -----------    ------------      ------------    ------------
                                                                     3,228           3,335             4,395           4,834
Lease operations:
Lease revenues                                                       3,129           2,781             6,026           5,675
Lease expenses                                                         310             (54)              591             174
Depreciation and amortization                                        1,534           1,692             3,080           3,422
                                                                -----------    ------------      ------------    ------------
                                                                     1,285           1,143             2,355           2,079
Vending operations:
Vending revenues                                                     1,014             422             1,856             751
Vending expenses                                                       882             443             1,569             824
Depreciation and amortization                                          139              86               283             162
                                                                -----------    ------------      ------------    ------------
                                                                        (7)           (107)                4            (235)
Corporate operations:
  Other revenues, net                                                  711             615             1,318           1,207
  General and administrative expenses:
    Management Company Operations                                    1,054           1,086             2,197           2,557
    Construction/Acquisition and divestiture                            88             107                92             141
    Vending general and administrative                                 481             296               896             577
                                                                -----------    ------------      ------------    ------------
      Total general and administrative expenses                      1,623           1,489             3,185           3,275
  Depreciation and amortization                                         65             190               106             363
                                                                -----------    ------------      ------------    ------------
                                                                      (977)         (1,064)           (1,973)         (2,431)
                                                                -----------    ------------      ------------    ------------
Net operating income                                                 3,529           3,307             4,781           4,247
  Interest expense                                                   4,655           5,222             9,279          10,402
                                                                -----------    ------------      ------------    ------------
Income (loss) from continuing operations before minority            (1,126)         (1,915)           (4,498)         (6,155)
interests
  Minority interests                                                     -             (33)                -             (20)
  Gain on sale of properties                                             -           2,659                 -           2,659
                                                                -----------    ------------      ------------    ------------
Income (loss) from continuing operations before income taxes        (1,126)            711            (4,498)         (3,516)
  Income tax expense (benefit)                                        (464)            277            (1,750)         (1,369)
                                                                -----------    ------------      ------------    ------------
Income (loss) from continuing operations                              (662)            434            (2,748)         (2,147)
Discontinued operations (including net gain on disposal
  of $147 and $0), net of income taxes.                                  -             (25)               43             (87)
                                                                -----------    ------------      ------------    ------------
Net income (loss)                                               $     (662)    $       409       $    (2,705)    $    (2,234)
                                                                ===========    ============      ============    ============

Total Assets:
Motel Operations                                                                                 $   107,014     $   132,367
Lease Operations                                                                                     117,074         117,768
Other Operations                                                                                      37,262          24,353
                                                                                                 ------------    ------------
                                                                                                 $   261,350     $   274,488
                                                                                                 ============    ============

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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 HAVE BEEN DERIVED FROM THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on ADR and occupancy throughout 2002 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the second quarter ADR decreased to $47.75 for 2002 versus $47.80 for 2001, and occupancy increased to 66.48% for 2002 versus 66.02% for 2001.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended June 30, 2002 compared to the Three Months Ended
June 30, 2001

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2001 numbers have been reclassified to conform to the 2002 presentation):

                                                                       Supplemental Operating Results and Statistics
                                                         ---------------------------------------------------------------------------
                                                                                        (unaudited)

                                                                                 Three Months Ended June 30
                                                         ---------------------------------------------------------------------------
                                                              Motels Owned            Acquisitions/
                                                              Both Periods          Divestitures (6)            Consolidated
                                                         -----------------------  ----------------------  --------------------------
                                                            2002        2001         2002        2001         2002          2001
                                                         ----------  -----------  ----------  ----------  ------------  ------------
                                                                         (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                        $   9,105   $    8,834   $     315   $   2,144   $     9,420   $    10,978
    Ancillary motel revenues                                   877          826          22         359           899         1,185
                                                         ----------  -----------  ----------  ----------  ------------  ------------
      Total motel operating revenues                         9,982        9,660         337       2,503        10,319        12,163
  Motel costs and expenses:
    Motel operating expenses                                 4,730        4,770         379       1,677         5,109         6,447
    Marketing and royalty fees                                 686          652          25         171           711           823
    Depreciation and amortization                            1,254        1,284          17         274         1,271         1,558
                                                         ----------  -----------  ----------  ----------  ------------  ------------
      Total motel direct expenses                            6,670        6,706         421       2,122         7,091         8,828
                                                         ----------  -----------  ----------  ----------  ------------  ------------
                                                         $   3,312   $    2,954   $     (84)  $     381         3,228         3,335
                                                         ==========  ===========  ==========  ==========

Lease operations:
Lease revenues                                                                                                  3,129         2,781
Lease expenses                                                                                                    310           (54)
Depreciation and amortization                                                                                   1,534         1,692
                                                                                                          ------------  ------------
                                                                                                                1,285         1,143
Vending operations:
Vending revenues                                                                                                1,014           422
Vending expenses                                                                                                  882           443
Depreciation and amortization                                                                                     139            86
                                                                                                          ------------  ------------
                                                                                                                   (7)         (107)
Corporate operations:
  Other revenues, net                                                                                             711           615

  General and administrative expenses:
    Management Company Operations                                                                               1,054         1,086
    Construction/Acquisition
        and Divestiture                                                                                            88           107
    Vending general and administrative                                                                            481           296
                                                                                                          ------------  ------------
      Total general and administrative expenses                                                                 1,623         1,489
  Depreciation and amortization                                                                                    65           190
                                                                                                          ------------  ------------
                                                                                                                 (977)       (1,064)
                                                                                                          ------------  ------------
Net operating income                                                                                      $     3,529   $     3,307
                                                                                                          ============  ============

Other data:
Number of motels at period end (5)                              31           31           2           9            33            40
Number of rooms at period end (5)                            2,700        2,702         168         647         2,868         3,349
Occupancy percentage (5)                                     73.38%       70.84%      40.88%      71.00%        71.48%        70.71%
ADR (1) (5)                                              $   50.48   $    50.70   $   41.82   $   39.84   $     50.19   $     47.81
REVPAR (2) (5)                                           $   40.61   $    39.27   $   17.71   $   28.53   $     39.27   $     37.43
Net operating income margin (3)                                                                                 23.26%        20.69%
Net motel revenue margin (4) (5)                             50.14%       47.97%     -21.27%      30.55%        47.76%        44.57%

--------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2002 and June 30, 2001, and for the three month periods then ended, excludes amounts related to the seventy-eight motels and seventy-five motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.







         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale subsequent to December 31, 2001. For the three months ended June 30, 2002, the Company had no disposals of properties, however for the three months ended March 31, 2002 there were three properties disposed.
The operating results of these properties have been reclassified as discontinued operations in the unaudited consolidated statements of operations for each of the periods included herein.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $15,173,000 for the three months ended June 30, 2002 from $15,981,000 for the three months ended June 30, 2001, a decrease of $808,000 or 5.06% primarily as a result of the leasing and sales activities of the Company.
As lessor of 78 motels at June 30, 2002 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $10,319,000 for the three months ended June
30, 2002 from $12,163,000 for the three months ended June 30, 2001, a decrease of $1,844,000 or 15.16%. The motel revenues for motels owned during both periods increased approximately $322,000, in addition there was a decrease of $2,166,000 in motel revenues for motels acquired and divested since April 1, 2001. Motel revenues for motels owned during both periods increased by 3.3%. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the occupancy. The occupancy percentage increased from 70.84% for the three months ended June 30, 2001 to 73.38% for the three months ended
June 30, 2002. The ADR for the motels owned during both periods decreased to $50.48 for the three months ended June 30, 2002 from $50.70 for the three months ended June 30, 2001, a decrease of $.22 or less than 1%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $40.61 for the three months ended June 30, 2002 from $39.27 for the three months ended June 30, 2001, an increase of $1.34 or 3.4%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $5,109,000 for the three months ended June 30, 2002 from $6,447,000 for the three months ended June 30, 2001, a net decrease of $1,338,000 or 20.8%. Motel operating expenses for motels acquired and divested since April 1, 2001 decreased to $379,000 for the three months ended June 30, 2002 from $1,677,000 for the three months ended June 30, 2001, a decrease of $1,298,000 or 77.4%. The cost of operating motels owned during both periods decreased to $4,730,000 for the three months ended June 30, 2002 from $4,770,000 for the three months ended June 30, 2001. The decrease in operating costs is principally due to decreased labor and related costs and a decrease in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues decreased to 49.5% for the three months ended June
30, 2002 from 53% for the three months ended June 30, 2001. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 47.4% for the three months ended June 30, 2002 from 49.4% for the three months ended June 30, 2001.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $711,000 for the three months ended June 30, 2002 from $823,000 for the three months ended June 30, 2001, a decrease of $112,000 or 13.6%. The marketing and royalty fees for motels owned during both periods increased to $686,000 for the three months ended June 30, 2002 from $652,000 for the three months ended June
30, 2001, an increase of $34,000 or 5.2%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.5% for the three months ended June 30, 2002 from 7.4% for the three months ended June 30, 2001. The increase in marketing and royalty fees for motels owned in both periods are principally due to more room revenues.

         Lease operations increased to $1,285,000 for the three months ended
June 30, 2002 from $1,143,000 for the three months ended June 30, 2001, an increase of $142,000.There are 78 leased properties with an asset value of $117,074,000 at June 30, 2002 compared with 75 leased properties with an asset value of $117,768,000 at June 30, 2001.

         Vending operations increased to ($7,000) for the three months ended
June 30, 2002 from ($107,000) for the three months ended June 30, 2001 as the result of additional new vending locations added.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $32,000 to $1,054,000 for the three months ended June 30, 2002 from $1,086,000 for the three months ended June 30, 2001, a decrease of 2.9%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $19,000 from $107,000 for the three months ended
June 30, 2001 to $88,000 for the three months ended June 30, 2002. Vending general and administrative expenses increased $185,000 to $481,000 for the three months ended June 30, 2002 from $296,000 for the three months ended June 30, 2001, primarily due to the increased personnel in preparation of expansion. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 10.2% for the three months ended June
30, 2002 and 8.9% for the three months ended June 30, 2001.

         Depreciation and amortization decreased to $3,009,000 for the three months ended June 30, 2002 from $3,526,000 for the three months ended June 30, 2001, a net decrease of $517,000 or 14.7%. This decrease is due to the reduction in depreciation expense on furniture and fixtures which were fully depreciated for the three months ended June 30, 2002 compared to the three months ended June
30, 2001 of approximately $365,000. Also, there was a reduction of amortization expense on corporate of $38,000 for the three months ended June 30, 2002 compared to $141,000 for the three months ended June 30, 2001 on various loan costs which are now fully amortized.

         Net operating income increased to $3,529,000 for the three months ended
June 30, 2002 from $3,307,000 for the three months ended June 30, 2001, an increase of $222,000 or 6.27%. Net operating income as a percent of total revenues was 23.3% for the three months ended June 30, 2002 as compared to 20.7% for the three months ended June 30, 2001.

         Interest expense decreased to $4,655,000 for the three months ended
June 30, 2002 from $5,222,000 for the three months ended June 30, 2001, a decrease of $567,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the second quarter of 2002 as compared to the second quarter 2001.

         Gain on sale of properties amounted to $0 for the three months ended
June 30, 2002 compared to $2,659,000 for the respective period in 2001. For the quarter ended June 30, 2001, one property was sold for $3.6 million in cash and a deferred gain of $1.7 million was recognized on a second property upon repayment of the respective mortgage receivable balance.

         Discontinued operations decreased to $0 for the three months ended June
30, 2002 compared to a loss of $25,000 for the three months ended June 30, 2001 as a result of the sale of properties. See Note 2 to the condensed consolidated financial statements.

         Net income decreased to a loss of $662,000 for the three months ended
June 30, 2002 from net income of $409,000 for the three months ended June 30, 2001.




Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2001 numbers have been reclassified to conform to the 2002 presentation):

                                                                    Supplemental Operating Results and Statistics
                                                    -------------------------------------------------------------------------------
                                                                                  (unaudited)

                                                                           Six Months Ended June 30
                                                    -------------------------------------------------------------------------------
                                                          Motels Owned             Acquisitions/
                                                          Both Periods            Divestitures (6)            Consolidated
                                                    -------------------------   -------------------    ---------------------------
                                                       2002          2001         2002       2001          2002           2001
                                                    -----------   -----------   --------   --------    ------------    ------------
                                                                          (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                   $   15,518    $   15,439    $   854    $ 4,465     $    16,372     $    19,904
    Ancillary motel revenues                             1,703         1,636         75        384           1,778           2,020
                                                    -----------   -----------   --------   --------    ------------    ------------
      Total motel operating revenues                    17,221        17,075        929      4,849          18,150          21,924
  Motel costs and expenses:
    Motel operating expenses                             9,039         9,249        897      3,162           9,936          12,411
    Marketing and royalty fees                           1,204         1,193         67        359           1,271           1,552
    Depreciation and amortization                        2,501         2,574         47        553           2,548           3,127
                                                    -----------   -----------   --------   --------    ------------    ------------
      Total motel direct expenses                       12,744        13,016      1,011      4,074          13,755          17,090
                                                    -----------   -----------   --------   --------    ------------    ------------
                                                    $    4,477    $    4,059    $   (82)   $   775           4,395           4,834
                                                    ===========   ===========   ========   ========

Lease operations:
Lease revenues                                                                                               6,026           5,675
Lease expenses                                                                                                 591             174
Depreciation and amortization                                                                                3,080           3,422
                                                                                                       ------------    ------------
                                                                                                             2,355           2,079
Vending operations:
Vending revenues                                                                                             1,856             751
Vending expenses                                                                                             1,569             824
Depreciation and amortization                                                                                  283             162
                                                                                                       ------------    ------------
                                                                                                                 4            (235)
Corporate operations:
  Other revenues, net                                                                                        1,318           1,207

  General and administrative expenses:
    Management Company Operations                                                                            2,197           2,557
    Construction/Acquisition
        and Divestiture                                                                                         92             141
    Vending general and administrative                                                                         896             577
                                                                                                       ------------    ------------
      Total general and administrative expenses                                                              3,185           3,275
  Depreciation and amortization                                                                                106             363
                                                                                                       ------------    ------------
                                                                                                            (1,973)         (2,431)
                                                                                                       ------------    ------------
Net operating income                                                                                   $     4,781     $     4,247
                                                                                                       ============    ============

Other data:
Number of motels at period end (5)                          31            31          2          9              33             40
Number of rooms at period end (5)                        2,700         2,702        168        647           2,868          3,349
Occupancy percentage (5)                                 66.48%        66.02%     37.04%     67.57%          65.08%         66.26%
ADR (1) (5)                                         $    47.75    $    47.80    $ 36.05    $ 40.20     $     47.43     $    47.01
REVPAR (2) (5)                                      $    35.23    $    34.90    $ 13.96    $ 27.95     $     34.22     $    34.05
Net operating income margin (3)                                                                              17.48%         14.37%
Net motel revenue margin (4) (5)                         44.97%        42.96%     -4.10%     29.74%          42.41%         40.00%

--------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2002 and June 30, 2001, and for the six month periods then ended, excludes amounts related to the seventy-eight motels and seventy-five motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale subsequent to December 31, 2001. For the six months ended June 30, 2002, the Company disposed of three properties. The operating results of theses properties have been reclassified as discontinued operations in the unaudited consolidated statements of operations for each of the periods included herein.

         Total revenues decreased $2,207,000 to $27,350,000 for the six months ended June 30, 2002 from $29,557,000 for the six months ended June 30, 2001 or 7.47% primarily as a result of the sales and leasing activities of the Company. As lessor of 78 motels at June 30, 2002 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $18,150,000 for the six months ended June 30, 2002 from $21,924,000 for the six months ended June 30, 2001, a decrease of $3,774,000 or 17.2%. The motel room revenues for motels owned during both periods increased approximately $79,000 or less than 1%, there also was a decrease of $3,611,000 for acquired and divested motels, since January 1, 2001. The ADR for the motels owned during both periods decreased to $47.75 for the six months ended June 30, 2002 from $47.80 for the six months ended June 30, 2001, a decrease of $.05 or less than 1%. The occupancy percentage increased from 66.02% for the six months ended June 30, 2001 to 66.48% for the six months ended June 30, 2002. The REVPAR for motels owned during both periods increased to $35.23 for the six months ended June 30, 2002 from $34.90 for the six months ended June 30, 2001, an increase of $.33 or 1%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $9,936,000 for the six months ended June 30, 2002 from $12,411,000 for the six months ended June 30, 2001, a decrease of $2,475,000 or 19.9%. The cost of operating motels owned during both periods decreased to $9,039,000 for the six months ended June 30, 2002 from $9,249,000 for the six months ended June 30, 2001, a decrease of $210,000 or 2.3%. Motel operating expenses for motels acquired and divested since January 1, 2001 decreased to $897,000 for the six months ended June 30, 2002 from $3,162,000 for the six months ended June 30, 2001. The decrease in operating costs is principally due to decreased labor and related costs and a decrease in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues decreased to 54.7% for the six months ended June 30, 2002 from 56.6% for the six months ended June 30, 2001. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 52.5% for the six months ended June 30, 2002 from 54.2% for the six months ended June 30, 2001.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $1,271,000 for the six months ended June 30, 2002 from $1,552,000 for the six months ended June 30, 2001, a decrease of $281,000 or 18.1%. The marketing and royalty fees for motels owned during both periods increased to $1,204,000 for the six months ended June 30, 2002 from $1,193,000 for the six months ended June 30, 2001, an increase of $11,000 or less than 1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues was 7.7% for both periods. Marketing and royalty fees for motels acquired and divested since January 1, 2001 decreased to $67,000 for the six months ended June 30, 2002 from $359,000 for the six months ended June 30, 2001.

         Lease operations increased to $2,355,000 for the six months ended June 30, 2002 from $2,079,000 for the six months ended June 30, 2001, an increase of $276,000, which results from an increase to 78 leased properties with an asset value of $117,074,000 at June 30, 2002 compared with 75 leased properties with an asset value of $117,768,000 at June 30, 2001.

         Vending operations increased to $4,000 for the six months ended June 30, 2002 from ($235,000) for the six months ended June 30, 2001, an increase of $239,000 as a result of new vending locations added subsequent to January 1, 2001.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $360,000 to $2,197,000 for the six months ended June 30, 2002 from $2,557,000 for the six months ended June 30, 2001, a decrease of 14.1%. This is due primarily to discounts given on notes receivable paid off during the first six months of 2001 of $300,000 compared to $55,000 during the six months ended June 30, 2002. The general and administrative expenses associated with Construction and Development decreased $49,000 from $141,000 for the six months ended June 30, 2001 to $92,000 for the six months ended June 30, 2002. Vending general and administrative expenses increased $319,000 to $896,000 for the six months ended June 30, 2002 from $577,000 for the six months ended June 30, 2001. As a percentage of total motel operating revenues, Management Operations general and administrative expenses were 12.1% for the six months ended June 30, 2002 and 11.7% for the six months ended June 30, 2001.

         Depreciation and amortization decreased to $6,017,000 for the six months ended June 30, 2002 from $7,074,000 for the six months ended June 30, 2001, a net decrease of $1,057,000 or 14.94%. This decrease is due to the reduction in depreciation expense on furniture and fixtures which were fully depreciated for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 of approximately $820,000. Also, there was a reduction of amortization expense on corporate of $51,000 for the six months ended June 30, 2002 compared to $262,000 for the six months ended June 30, 2001 on various loan costs which are now fully amortized.

         Net operating income increased to $4,781,000 for the six months ended June 30, 2002 from $4,247,000 for the six months ended June 30, 2001, an increase of $534,000 or 12.6%. This is a result of a decrease in management company operations expenses of $360,000, an increase of $319,000 in vending G&A and a decrease in depreciation and amortization costs. Net operating income as a percent of total revenues was 17.5% for the six months ended June 30, 2002 as compared to 14.4% for the six months ended June 30, 2001.

         Interest expense decreased to $9,279,000 for the six months ended June 30, 2002 from $10,402,000 for the six months ended June 30, 2001, a decrease of $1,123,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the six months ending June 30, 2002 as compared to the six months ending June 30, 2001.

         Gain on sale of properties amounted to $2,659,000 for the six months ended June 30, 2001 compared to $0 for the period ended June 30, 2002 due to the newly adopted reporting requirements at January 1, 2002. For the six months ended June 30, 2001, one property was sold for $3.6 million and a deferred gain of $1.7 million was recognized on a second property upon repayment of the respective mortgage receivable balance.

         Discontinued operations increased to $43,000 for the six months ended June 30, 2002 compared to a loss of $87,000 for the six months ended June 30, 2001 as a result of the gain on sale of properties in 2002 included in discontinued operations. See Note 2 to the condensed consolidated financial statements.

         Net loss increased to $2,705,000 for the six months ended June 30, 2002 from a net loss of $2,234,000 for the six months ended June 30, 2001 primarily as a result of a decrease in interest expense, depreciation expense and the reporting of gains on sale of properties of $2,659,000 for the six months ended June 30, 2001 compared with $0 for the six months ended June 30, 2002.

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

         In January through June 30, 2002 the Company was advanced $2.5million on loans of $7 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $5.0 million.

         During July through December 31, 2002, the Company was advanced an additional $1.4 million on loans of $7 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $6.4 million. Subsequent to December 31, 2002 the remaining $0.6 million was advanced.

         In April 2002, a subsidiary of the Company purchased a vending company for $210,000 by issuing a note payable of $110,000 with monthly principal and interest payments of $10,400, due March 1, 2003. Goodwill of $120,000 and fixed assets of $90,000 were preliminarily recorded as a result of this transaction.

          The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $1,105,000 and $1,615,000 for the six months ended June 30, 2002 and 2001, respectively. In addition, as of June 30, 2002, the Company had $706,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. Capital repairs and maintenance expenses on leased properties are funded by lessees.

         For the six months ended June 30, 2002, cash and cash equivalents increased $671,000. This increase consisted of $1,231,000 of funds provided by investing activities and $6,371,000 of funds used in financing activities and $5,811,000 of funds provided by operations. Net investing activities of $1,231,000 include: $3,632,000 of cash utilized for motel development and $1,105,000 expended on refurbishment of existing properties, offset by $6,363,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $395,000. Cash used in financing activities includes: $8,811,000 of cash utilized to repay indebtedness; and $233,000 of cash used for deferred financing costs and other items offset by $2,673,000 from proceeds from notes payable.

           The Company is currently in default with respect to certain covenants on its Senior Subordinated Notes and also a $8.4 million note. The Company is seeking to extend the maturity dates and reduce the interest rates. The Company does not have sufficient liquidity to repay the notes if demanded by the holders and accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

         Subsequent to June 30, 2002, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed. The Company believes that the refinancing will not have any negative impact on the operations or liquidity in the future.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Our principal executive officer, Paul F. Wallace, and our principal financial officer, Kurt M. Mueller, evaluated within 90 days prior to the filing of this Form 10-K the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

         Since the date of the evaluation of our disclosure controls and procedures by Mr. Wallace and Mr. Mueller described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition. See Note 5 of the Notes to the Condensed Consolidated Financial Statements. Subsequent to June 30, 2002, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed.

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

                                                MOA HOSPITALITY, INC.




September 29, 2003                      By:  /s/  Kurt M. Mueller
                                           Kurt M. Mueller
                                           President and Chief Financial Officer


September 29, 2003                     By:   /s/   Blane P. Evans
                                           Blane P. Evans
                                           Secretary and Treasurer

                                 CERTIFICATIONS


Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


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




Date:  September 29, 2003

                                               /s/ Kurt M. Mueller
                                               Kurt M. Mueller
                                               Chief Financial Officer

                                 CERTIFICATIONS

Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


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




Date: September 29, 2003


                                                /s/ Paul F. Wallace
                                                Paul F. Wallace
                                                Chief Executive Officer