Form 10-Q
period 2002-09-30
MOA HOSPITALITY INC
filed 2003-10-03
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002.

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to _____________

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
                                                            [ ] Yes    [X] No


Number of shares of Common Stock, $.01 par value outstanding as of
September 15, 2003:      800,000

                               INDEX TO FORM 10-Q

                                                                           Page
Part I     Financial Information

Item 1.    Financial Statements

           Condensed consolidated balance sheets - September 30, 2002        2
           (unaudited) and December 31, 2001.

           Condensed consolidated statements of operations -                 3
           Three months ended September 30, 2002 and 2001
           and Nine months ended September 30, 2002 and 2001
           (unaudited).

           Condensed consolidated statements of cash flows -                 4
           Nine months ended September 30, 2002and 2001 (unaudited).

           Notes to condensed consolidated financial statements -            5
           September 30, 2002 (unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           General                                                           9

           Results of Operations                                            10

           Liquidity and Capital Resources                                  16

Item 3.    Controls and Procedures                                          17

Part II    Other Information

Item 1.    Legal Proceedings                                                18

Item 2.    Changes in Securities                                            18

Item 3.    Defaults upon Senior Securities                                  18

Item 4.    Submission of Matters to a Vote of Security Holders              18

Item 5.    Other Information                                                18

Item 6.    Exhibits and Reports on Form 8-K                                 18

Signatures                                                                  19

Certifications                                                              20

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                               September 30,     December 31,
                                                                    2002             2001
                                                               --------------    ------------
                                                                (Unaudited)
ASSETS
  Current Assets:
  Cash and cash equivalents                                    $       3,411     $     3,152
  Accounts receivable from property operations,net                     1,951           1,461
  Operating supplies and prepaid expenses                              1,796           2,313
  Current portion of mortgage and notes receivable                       117             233
                                                               --------------    ------------
  Total Current Assets                                                 7,275           7,159
  Investment property:
  Operating properties, net of accumulated depreciation              192,922         206,172
  Land held for development                                           15,046           9,585
                                                               --------------    ------------
  Total investment property                                          207,968         215,757
  Other Assets:
  Deposits and other assets                                            6,718           2,915
  Mortgage and other notes receivable, less current portion           25,117          28,081
  Net deferred tax asset                                               1,150           1,560
  Financing and other deferred costs, net of accumulated
    amortization of $17,737 in 2002 and $17,013 in 2001                7,051           8,934
                                                               --------------    ------------
  Total Other Assets                                                  40,036          41,490
                                                               --------------    ------------
    Total Assets                                               $     255,279     $   264,406
                                                               ==============    ============

LIABILITIES, MINORITY INTERESTS AND
  STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable                                       $       1,447     $     1,521
  Real estate taxes payable                                            1,467           1,460
  Accrued interest payable                                             3,308           2,043
  Nonrefundable lease deposits and purchase price credits             25,292          23,296
  Other liabilities for leased locations                               6,416           4,581
  Deferred income                                                      5,475           5,475
  Other accounts payable and accrued expenses                          2,489           2,340
  Current portion of long-term debt                                   27,374          31,667
                                                               --------------    ------------
  Total Current Liabilities                                           73,268          72,383

  Long-term debt, less current portion:
  Mortgage and other notes payable                                   167,566         175,250
  12% Senior Subordinated Notes, net of unamortized
    discount of $171,000 in 2002 and $223,000 in 2001                 11,356          11,304
                                                               --------------    ------------
  Total Long-term debt, excluding current portion                    178,922         186,554
                                                               --------------    ------------
  Total Liabilities                                                  252,190         258,937
                                                               --------------    ------------

  Stockholders' equity:
  Common stock, $.01 par value, 1,500,000 shares
    authorized; 800,000 shares issued and outstanding                      8               8
  Additional paid-in capital                                          15,294          15,294
  Retained deficit                                                   (12,213)         (9,833)
                                                               --------------    ------------
  Total Stockholders' Equity                                           3,089           5,469
                                                               --------------    ------------
    Total Liabilities and Stockholders' Equity                 $     255,279     $   264,406
                                                               ==============    ============


     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                Three Months Ended               Nine Months Ended
                                                   September 30                     September 30
                                            ---------------------------    ----------------------------
                                                2002           2001            2002            2001
                                            ------------   ------------    ------------    ------------
Revenues:
  Motel operating revenues                  $    12,277    $    13,256     $    30,145     $    34,896
  Lease revenues                                  2,895          3,103           8,798           8,648
  Vending revenues                                1,059            624           2,915           1,375
  Other revenues                                    659            542           1,977           1,749
                                            ------------   ------------    ------------    ------------
Total revenues                                   16,890         17,525          43,835          46,668
Costs and expenses:
  Motel operating expenses                        5,268          5,725          15,024          17,935
  Marketing and royalty fees                        794            926           2,039           2,451
  General and administrative                      1,576          1,377           4,761           4,652
  Lease expenses                                     19            436             597             603
  Vending expenses                                1,063            533           2,632           1,357
  Depreciation and amortization                   2,901          3,262           8,746          10,143
                                            ------------   ------------    ------------    ------------
Total direct expenses                            11,621         12,259          33,799          37,141
                                            ------------   ------------    ------------    ------------
Net operating income                              5,269          5,266          10,036           9,527
Interest expense                                  4,578          5,057          13,759          15,330
                                            ------------   ------------    ------------    ------------
Income (loss) from operations before
  gain on sale of properties,
  minority interest and income taxes                691            209          (3,723)         (5,803)
Gain on sale of properties                            -            820               -           3,479
Minority interests                                    -              -               -             (20)
                                            ------------   ------------    ------------    ------------
Income (loss) from continuing operations
  before income taxes                               691          1,029          (3,723)         (2,344)
Income tax expense (benefit)                        269            401          (1,449)           (912)
                                            ------------   ------------    ------------    ------------
Income (loss) from continuing operations            422            628          (2,274)         (1,432)

Discontinued operations                             (98)             3            (107)           (171)
                                            ------------   ------------    ------------    ------------
Net income (loss)                           $       324    $       631     $    (2,381)    $    (1,603)
                                            ============   ============    ============    ============



Income (loss) per common share
  (basic and diluted):
   Income (loss) per common share
     from continuing operations             $      0.53    $      0.79     $     (2.84)    $     (1.79)
                                            ============   ============    ============    ============
   Net income (loss) per common share       $      0.41    $      0.79     $     (2.98)    $     (2.00)
                                            ============   ============    ============    ============

Weighted average number of
  common shares outstanding                     800,000        800,000         800,000         800,000
                                            ============   ============    ============    ============



   See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                   Nine Months Ended
                                                                      September 30
                                                              ----------------------------
                                                                  2002            2001
                                                              ------------    ------------
Cash flows provided by operating activities:
  Net loss                                                    $    (2,381)    $    (1,603)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                               9,018          10,779
  Minority interests of others in net loss
    from operations                                                     -              20
  Deferred income taxes                                               410            (473)
  Forfeiture of security deposits and PPC                            (254)              -
  (Gain) loss on sale of properties                                    20          (3,479)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                            (490)           (635)
      Operating supplies, prepaid expenses,
        deposits and other assets                                     328            (278)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                       1,995           2,122
        Accrued interest payable                                    1,273             441
                                                              ------------    ------------
Net cash provided by operating activities                           9,919           6,894
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties             (5,461)         (4,992)
  Refurbishment of investment properties                           (1,649)         (2,398)
  Net proceeds from sale of investment properties                   7,215           4,357
  Cash restricted for refurbishment of properties                    (600)            662
  Collections on mortgage and other notes receivable                3,080          12,657
                                                              ------------    ------------
Net cash provided by investing activities                           2,585          10,286
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                       3,145          12,883
  Repayment of notes payable                                      (15,122)        (25,724)
  Deferred financing costs                                           (268)           (490)
                                                              ------------    ------------
Net cash used in financing activities                             (12,245)        (13,331)
                                                              ------------    ------------
Net increase in cash and cash equivalents                             259           3,849
Cash and cash equivalents at beginning of period                    3,152           3,162
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $     3,411     $     7,011
                                                              ============    ============

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest               $    12,571     $    15,079
                                                              ============    ============
       Cash paid (net of refunds received) during the
            period for income taxes                           $         -     $        20
                                                              ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2001. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries. Certain reclassifications of prior-period amounts have been made to conform with current-period presentation, which have not changed operations or stockholders' equity.

2.       Divestitures and Leasing Activities

         In January through September 30, 2002, the Company leased an additional four, and re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

          In January through September 30, 2002, the Company sold five of its lodging facilities for approximately $8.4 million resulting in a net loss of approximately $20,000. Deferred purchase price credits and non-refundable security deposits aggregating approximately $923,000 were credited to the buyers in connection with these sales.

         In January through September 30, 2002, the company also sold and leased back two properties to related parties. Under FAS 66: Accounting for Sales of Real Estate, both sales were required to be recorded on the deposit method, because of the down payment and the continuing involvement of the company in the properties. In the attached financial statements the properties are reflected as operating properties.

         Subsequent to September 30, 2002 and prior to December 31, 2002, the Company leased an additional three of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company. Also, the Company took back three of its leased lodging facilities and two of its leased locations exercised their right to purchase prior to lease expiration. The two combined sales were for approximately $3.8 million resulting in a gain of $52,000 and a note receivable of $225,000.

         Subsequent to December 31, 2002, a property lessee defaulted on the operating lease. The Company operated the property for one month. At that time it was leased to a new third-party tenant.

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 31, 2001, operating results and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as "Discontinued operations" for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

                                      For the Three Months Ended      For the Nine Months Ended
                                             September 30                    September 30
                                     ----------------------------    ----------------------------
                                         2002            2001            2002            2001
                                     ------------    ------------    ------------    ------------
                                            ( in thousands )                ( in thousands )
Revenues
  Motel operating revenues           $        89     $       397     $       417     $       949
  Lease revenues                              60             103             191             306
                                     ------------    ------------    ------------    ------------
Total revenues                               149             500             608           1,255
Costs and expenses:
  Motel operating expenses                    69             207             329             595
  Marketing and royalty fees                   8              39              43              98
  Lease expenses                               5               4              19              15
  Depreciation and amortization               38             160             243             506
                                     ------------    ------------    ------------    ------------
Total direct expenses                        120             410             634           1,214
                                     ------------    ------------    ------------    ------------
Net operating income                          29              90             (26)             41
Interest expense                              23              85             129             321
                                     ------------    ------------    ------------    ------------
Income (loss) from operations                  6               5            (155)           (280)
Gain (loss) on sale of properties           (167)              -             (20)              -
                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes           (161)              5            (175)           (280)
Income tax expense (benefit)                 (63)              2             (68)           (109)
                                     ------------    ------------    ------------    ------------
Net income (loss)                    $       (98)    $         3     $      (107)    $      (171)
                                     ============    ============    ============    ============


3.       Mortgage and Other Notes Payable

         In January through September 30, 2002 the Company was advanced $3.0million on loans of $7 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $5.5 million.

         In April 2002, a subsidiary of the Company purchased a vending company for $210,000 by issuing a note payable of $110,000 with monthly principal and interest payments of $10,400, due March 1, 2003. Goodwill of $120,000 and fixed assets of $90,000 were preliminarily recorded as a result of this transaction.

         During October through December 31, 2002, the Company was advanced an additional $945,000 on loans of $7 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $6.4 million. Subsequent to December 31, 2002 the company was advanced the remaining $0.6 million.

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


6.       Related Parties

         During the quarters ended September 30, 2002 and 2001, the company received approximately $70,000 and $12,000 in management fees from related parties. For the nine months ended September 30, 2002 and 2001 the Company received approximately $162,000 and $20,000 in management fees. The Company recognized interest income from related parties during the quarter ended September 30, 2002 and 2001 of approximately $301,000 and $136,000 respectively. For the nine months ended September 30, 2002 and 2001interest from related parties totaled approximately $904,000 and $136,000 respectively. Ground lease revenue from related parties for the nine months and the quarter ended
September 30, 2002 totaled approximately $130,000 and $65,000 respectively. The Company had receivables from related parties of approximately $337,000 at September 30, 2002.

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

9. Segments

                  As of September 30, 2002 the Company, directly and through subsidiaries, owned 108 lodging facilities in 38 states. The Company owns a 100% interest in all of its properties. The Company operates thirty-two of its motels and leases seventy-six of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                      Three months ended              Nine months ended
                                                         September 30                    September 30
                                                 ----------------------------    ----------------------------
                                                     2002            2001            2002            2001
                                                 ------------    ------------    ------------    ------------
                                                        (in thousands)                  (in thousands)
Motel operations Motel operating revenues:
    Room revenues                                $    11,152     $    12,277     $    27,255     $    32,108
    Ancillary motel revenues                           1,125             979           2,890           2,788
                                                 ------------    ------------     -----------    ------------
      Total motel operating revenues                  12,277          13,256          30,145          34,896
  Motel costs and expenses:
    Motel operating expenses                           5,268           5,725          15,024          17,935
    Marketing and royalty fees                           794             926           2,039           2,451
    Depreciation and amortization                      1,259           1,431           3,905           4,423
                                                 ------------    ------------     -----------    ------------
      Total motel direct expenses                      7,321           8,082          20,968          24,809
                                                 ------------    ------------     -----------    ------------
                                                       4,956           5,174           9,177          10,087
Lease operations:
Lease revenues                                         2,895           3,103           8,798           8,648
Lease expenses                                            19             436             597             603
Depreciation and amortization                          1,425           1,545           4,235           4,910
                                                 ------------    ------------     -----------    ------------
                                                       1,451           1,122           3,966           3,135
Vending operations:
Vending revenues                                       1,059             624           2,915           1,375
Vending expenses                                       1,063             533           2,632           1,357
Depreciation and amortization                            158              97             441             259
                                                 ------------    ------------     -----------    ------------
                                                        (162)             (6)           (158)           (241)
Corporate operations:
  Other revenues, net                                    659             542           1,977           1,749
  General and administrative expenses:
    Management Company Operations                        978             944           3,174           3,501
    Construction/Acquisition and divestiture             137              84             230             225
    Vending general and administrative                   461             349           1,357             926
                                                 ------------    ------------     -----------    ------------
  Total general and administrative expenses            1,576           1,377           4,761           4,652
  Depreciation and amortization                           59             189             165             551
                                                 ------------    ------------     -----------    ------------
                                                        (976)         (1,024)         (2,949)         (3,454)
                                                 ------------    ------------     -----------    ------------
Net operating income                                   5,269           5,266          10,036           9,527
  Interest expense                                     4,578           5,057          13,759          15,330
                                                 ------------    ------------     -----------    ------------
Income (loss) form continuing operations                 691             209          (3,723)         (5,803)
before minority interests
  Minority interests                                       -               -               -            (20)
  Gain on sale of properties                               -             820               -           3,479
                                                 ------------    ------------     -----------    ------------
Income (loss) form continuing operations                 691           1,029          (3,723)         (2,344)
before income taxes
  Income tax expense (benefit)                           269             401          (1,449)           (912)
                                                 ------------    ------------     -----------    ------------
Income (loss) form continuing operations                 422             628          (2,274)         (1,432)
Discontinued operations                                  (98)              3            (107)           (171)
                                                 ------------    ------------     -----------    ------------
Net income (loss)                                $       324     $       631      $   (2,381)    $    (1,603)
                                                 ============    ============     ===========    ============

Total Assets:
Motel Operations                                                                  $  105,072     $   130,184
Lease Operations                                                                     113,504         117,244
Other Operations                                                                      36,703          26,594
                                                                                  -----------    ------------
                                                                                  $  255,279     $   274,022
                                                                                  ===========    ============

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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 HAVE BEEN DERIVED FROM THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on ADR and occupancy throughout 2002 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the third quarter ADR decreased to $51.45 for 2002 versus $51.66 for 2001, and occupancy increased to 70.24% for 2002 versus 69.56% for 2001.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended September 30, 2002 compared to the Three Months Ended September 30, 2001

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2001 numbers have been reclassified to conform to the 2002 presentation):

                                                                       Supplemental Operating Results and Statistics
                                                         -------------------------------------------------------------------------
                                                                                        (unaudited)

                                                                              Three Months Ended September 30
                                                         -------------------------------------------------------------------------
                                                              Motels Owned            Acquisitions/
                                                              Both Periods          Divestitures (6)            Consolidated
                                                         -----------------------  ----------------------   -----------------------
                                                            2002         2001        2002        2001         2002         2001
                                                         ----------   ----------  ----------  ----------   ----------   ----------
                                                                         (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                        $  10,881    $  10,826   $     271   $   1,451    $  11,152    $  12,277
    Ancillary motel revenues                                   916          876         209         103        1,125          979
                                                         ----------   ----------  ----------  ----------   ----------   ----------
      Total motel operating revenues                        11,797       11,702         480       1,554       12,277       13,256
  Motel costs and expenses:
    Motel operating expenses                                 5,014        4,929         254         796        5,268        5,725
    Marketing and royalty fees                                 773          777          21         149          794          926
    Depreciation and amortization                            1,222        1,231          37         200        1,259        1,431
                                                         ----------   ----------  ----------  ----------   ----------   ----------
      Total motel direct expenses                            7,009        6,937         312       1,145        7,321        8,082
                                                         ----------   ----------  ----------  ----------   ----------   ----------
                                                         $   4,788    $   4,765   $     168   $     409        4,956        5,174
                                                         ==========   ==========  ==========  ==========

Lease operations:
Lease revenues                                                                                                 2,895        3,103
Lease expenses                                                                                                    19          436
Depreciation and amortization                                                                                  1,425        1,545
                                                                                                           ----------   ----------
                                                                                                               1,451        1,122
Vending operations:
Vending revenues                                                                                               1,059          624
Vending expenses                                                                                               1,063          533
Depreciation and amortization                                                                                    158           97
                                                                                                           ----------   ----------
                                                                                                                (162)          (6)
Corporate operations:
  Other revenues, net                                                                                            659          542

  General and administrative expenses:
    Management Company Operations                                                                                978          944
    Construction/Acquisition
        and Divestiture                                                                                          137           84
    Vending general and administrative                                                                           461          349
                                                                                                           ----------   ----------
      Total general and administrative expenses                                                                1,576        1,377
  Depreciation and amortization                                                                                   59          189
                                                                                                           ----------   ----------
                                                                                                                (976)      (1,024)
                                                                                                           ----------   ----------
Net operating income                                                                                       $   5,269    $   5,266
                                                                                                           ==========   ==========

Other data:
Number of motels at period end (5)                              30           30           2           8           32           38
Number of rooms at period end (5)                            2,647        2,647         168         523        2,815        3,170
Occupancy percentage (5)                                     77.88%       76.99%      40.88%      68.44%       75.70%       75.61%
ADR (1) (5)                                              $   57.35    $   57.71   $   41.82   $   50.73    $   56.85    $   56.69
REVPAR (2) (5)                                           $   48.42    $   48.03   $   17.71   $   35.26    $   46.61    $   45.97
Net operating income margin (3)                                                                                31.20%       30.05%
Net motel revenue margin (4) (5)                             55.22%       55.40%      75.65%      41.97%       55.73%       53.80%

--------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At September 30, 2002 and September 30, 2001, and for the three months period then ended, excludes amounts related to the seventy-six motels and seventy-five motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale subsequent to December 31, 2001. For the three months ended September 30, 2002, the Company had three properties disposed. The operating results of theses properties have been reclassified as discontinued operations in the unaudited consolidated statements of operations for each of the periods included herein.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non-owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $16,890,000 for the three months ended September 30, 2002 from $17,525,000 for the three months ended September 30, 2001, a decrease of $635,000 or 3.6% primarily as a result of the leasing and sales activities of the Company. As lessor of 76 motels at September 30, 2002 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $12,277,000 for the three months ended September 30, 2002 from $13,256,000 for the three months ended September 30, 2001, a decrease of $979,000 or 7.4%. The motel revenues for motels owned during both periods increased approximately $95,000, in addition there was a decrease of $1,074,000 in motel revenues for motels acquired and divested since July 1, 2001. Motel revenues for motels owned during both periods increased by less than 1%. The increase in motel revenues for motels owned during both periods was attributable principally to an increase in the occupancy. The occupancy percentage increased from 76.99% for the three months ended September 30, 2001 to 77.88% for the three months ended September 30, 2002. The ADR for the motels owned during both periods decreased to $57.35 for the three months ended September 30, 2002 from $57.71 for the three months ended September 30, 2001, a decrease of $.36 or less than 1%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $48.42 for the three months ended September 30, 2002 from $48.03 for the three months ended September 30, 2001, an increase of $.39 or less than 1%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $5,268,000 for the three months ended September 30, 2002 from $5,725,000 for the three months ended September 30, 2001, a net decrease of $457,000 or 7.97%. Motel operating expenses for motels acquired and divested since July 1, 2001 decreased to $254,000 for the three months ended September 30, 2002 from $796,000 for the three months ended September 30, 2001, a decrease of $542,000 or 68%. The cost of operating motels owned during both periods increased to $5,014,000 for the three months ended September 30, 2002 from $4,929,000 for the three months ended September 30, 2001. The increase in operating costs is principally due to increased labor and related costs and an increase in repairs and maintenance expenditures. Motel operating expenses as a percentage of motel revenues decreased to 42.9% for the three months ended September 30, 2002 from 43.2% for the three months ended September 30, 2001. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 42.5% for the three months ended September 30, 2002 from 42.1% for the three months ended September 30, 2001.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $794,000 for the three months ended September 30, 2002 from $926,000 for the three months ended September 30, 2001, a decrease of $132,000 or 14.25%. The marketing and royalty fees for motels owned during both periods decreased to $773,000 for the three months ended September 30, 2002 from $777,000 for the three months ended September 30, 2001, a decrease of $4,000 or less than 1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.1% for the three months ended September 30, 2002 from 7.2% for the three months ended September 30, 2001. The decrease in marketing and royalty fees for motels owned in both periods are principally due to a lower Average Daily Room Rate (ADR).

         Lease operations increased to $1,451,000 for the three months ended September 30, 2002 from $1,122,000 for the three months ended September 30, 2001, an increase of $329,000. There are 76 leased properties with an asset value of $113,504,000 at September 30, 2002 compared with 75 leased properties with an asset value of $117,244,000 at September 30, 2001.

         Vending operations decreased to ($162,000) for the three months ended September 30, 2002 from ($6,000) for the three months ended September 30, 2001 as the result of additional employees added to accommodate anticipated new business.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations increased $34,000 to $978,000 for the three months ended September 30, 2002 from $944,000 for the three months ended September 30, 2001, an increase of 3.6%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $53,000 from $84,000 for the three months ended September 30, 2001 to $137,000 for the three months ended June 30, 2002. Vending general and administrative expenses increased $112,000 to $461,000 for the three months ended September 30, 2002 from $349,000 for the three months ended June 30, 2001, primarily due to the increased personnel in preparation of expansion. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 8% for the three months ended September 30, 2002 and 7.1% for the three months ended September 30, 2001.

         Depreciation and amortization decreased to $2,901,000 for the three months ended September 30, 2002 from $3,262,000 for the three months ended September 30, 2001, a net increase of $361,000 or 11.07%. This decrease is due to the reduction in depreciation expense on furniture and fixtures which were fully depreciated for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 of approximately $365,000.

         Net operating income increased to $5,269,000 for the three months ended September 30, 2002 from $5,266,000 for the three months ended September 30, 2001, an increase of $3,000 or less than 1%. Net operating income as a percent of total revenues was 31.2% for the three months ended September 30, 2002 as compared to 30% for the three months ended September 30, 2001.

         Interest expense decreased to $4,578,000 for the three months ended September 30, 2002 from $5,057,000 for the three months ended September 30, 2001, a decrease of $479,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the third quarter of 2002 as compared to the third quarter 2001.

         Gain on sale of properties amounted to $0 for the three months ended September 30, 2002 compared to $820,000 for the respective period in 2001. For the quarter ended September 30, 2001, one property which was currently leased was sold for $1.9 million in cash for a gain of $820,000.

         Discontinued operations decreased to a loss of $98 for the three months ended September 30, 2002 compared to a gain of $3,000 for the three months ended September 30, 2001 as a result of the sale of properties. See Note 2 to the condensed consolidated financial statements.

         Net income decreased to $324,000 for the three months ended September 30, 2002 from net income of $631,000 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2001 numbers have been reclassified to conform to the 2002 presentation):

                                                                     Supplemental Operating Results and Statistics
                                                   --------------------------------------------------------------------------------
                                                                                    (unaudited)

                                                                            Nine Months Ended September 30
                                                   --------------------------------------------------------------------------------
                                                         Motels Owned            Acquisitions/
                                                         Both Periods           Divestitures (6)               Consolidated
                                                   -----------------------   -----------------------    ---------------------------
                                                      2002         2001         2002         2001           2002           2001
                                                   ----------   ----------   ----------   ----------    ------------   ------------
                                                                    (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                  $  26,126    $  25,989    $   1,129    $   6,119     $    27,255    $    32,108
    Ancillary motel revenues                           2,609        2,505          281          283           2,890          2,788
                                                   ----------   ----------   ----------   ----------    ------------   ------------
      Total motel operating revenues                  28,735       28,494        1,410        6,402          30,145         34,896
  Motel costs and expenses:
    Motel operating expenses                          13,872       13,975        1,152        3,960          15,024         17,935
    Marketing and royalty fees                         1,950        1,943           89          508           2,039          2,451
    Depreciation and amortization                      3,666        3,739          239          684           3,905          4,423
                                                   ----------   ----------   ----------   ----------    ------------   ------------
      Total motel direct expenses                     19,488       19,657        1,480        5,152          20,968         24,809
                                                   ----------   ----------   ----------   ----------    ------------   ------------
                                                   $   9,247    $   8,837    $     (70)   $   1,250           9,177         10,087
                                                   ==========   ==========   ==========   ==========

Lease operations:
Lease revenues                                                                                                8,798          8,648
Lease expenses                                                                                                  597            603
Depreciation and amortization                                                                                 4,235          4,910
                                                                                                        ------------   ------------
                                                                                                              3,966          3,135
Vending operations:
Vending revenues                                                                                              2,915          1,375
Vending expenses                                                                                              2,632          1,357
Depreciation and amortization                                                                                   441            259
                                                                                                        ------------   ------------
                                                                                                               (158)          (241)
Corporate operations:
  Other revenues, net                                                                                         1,977          1,749

  General and administrative expenses:
    Management Company Operations                                                                             3,174          3,501
    Construction/Acquisition
        and Divestiture                                                                                         230            225
    Vending general and administrative                                                                        1,357            926
                                                                                                        ------------   ------------
      Total general and administrative expenses                                                               4,761          4,652
  Depreciation and amortization                                                                                 165            551
                                                                                                        ------------   ------------
                                                                                                             (2,949)        (3,454)
                                                                                                        ------------   ------------
Net operating income                                                                                    $    10,036    $     9,527
                                                                                                        ============   ============

Other data:
Number of motels at period end (5)                        30           30            2            8              32             38
Number of rooms at period end (5)                      2,647        2,647          168          644           2,815          3,291
Occupancy percentage (5)                               70.24%       69.56%       41.94%       71.04%          68.55%         69.77%
ADR (1) (5)                                        $   51.45    $   51.66    $   39.75    $   48.49     $     51.03    $     51.20
REVPAR (2) (5)                                     $   39.75    $   39.39    $   17.30    $   35.13     $     38.41    $     38.79
Net operating income margin (3)                                                                               22.89%         20.41%
Net motel revenue margin (4) (5)                       49.43%       48.39%       14.97%       31.61%          48.00%         45.19%

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At September 30, 2002 and September 30, 2001, and for the nine months period then ended, excludes amounts related to the seventy-six motels and seventy-five motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale subsequent to December 31, 2001. For the nine months ended September 30, 2002, the Company disposed of five properties. The operating results of theses properties have been reclassified as discontinued operations in the unaudited consolidated statements of operations for each of the periods included herein.

         Total revenues decreased $2,833,000 to $43,835,000 for the nine months ended September 30, 2002 from $46,668,000 for the nine months ended September 30, 2001 or 6.1% primarily as a result of the sales and leasing activities of the Company. As lessor of 76 motels at September 30, 2002 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $30,145,000 for the nine months ended September 30, 2002 from $34,896,000 for the nine months ended September 30, 2001, a decrease of $4,751,000 or 13.6%. The motel room revenues for motels owned during both periods increased approximately $137,000 or less than 1%, there also was a decrease of $4,990,000 for acquired and divested motels, since January 1, 2001. The ADR for the motels owned during both periods decreased to $51.45 for the nine months ended September 30, 2002 from $51.66 for the nine months ended September 30, 2001, a decrease of $.21 or less than 1%. The occupancy percentage increased from 69.56% for the nine months ended September 30, 2001 to 70.24% for the nine months ended September 30, 2002. The REVPAR for motels owned during both periods increased to $39.75 for the nine months ended September 30, 2002 from $39.39 for the nine months ended September 30, 2001, an increase of $.36 or 1%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $15,024,000 for the nine months ended September 30, 2002 from $17,935,000 for the nine months ended September 30, 2001, a decrease of $2,909,000 or 16.2%. The cost of operating motels owned during both periods decreased to $13,872,000 for the nine months ended September 30, 2002 from $13,975,000 for the nine months ended September 30, 2001, a decrease of $103,000 or less than 1%. Motel operating expenses for motels acquired and divested since January 1, 2001 decreased to $1,152,000 for the nine months ended September 30, 2002 from $3,960,000 for the nine months ended September 30, 2001. Motel operating expenses as a percentage of motel revenues decreased to 49.8% for the nine months ended September 30, 2002 from 51.4% for the nine months ended September 30, 2001. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods decreased to 48.3% for the nine months ended September 30, 2002 from 49.0% for the nine months ended September 30, 2001.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $2,039,000 for the nine months ended September 30, 2002 from $2,451,000 for the nine months ended September 30, 2001, a decrease of $412,000 or 16.8%. The marketing and royalty fees for motels owned during both periods increased to $1,950,000 for the nine months ended September 30, 2002 from $1,943,000 for the nine months ended September 30, 2001, an increase of $7,000 or less than 1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues decreased to 7.46% for the nine months ended September 30, 2002 from 7.48% for the nine months ended September 30, 2001, a decrease of less than 1%. The decrease in marketing and royalty fees is attributable to a reduction in franchise fees due to the decline in room revenues on which most such fees are based and a reduction in rates for certain contractual franchise fees due to the number of motels either sold or leased subsequent to September 30, 2001. Marketing and royalty fees for motels acquired and divested since January 1, 2001 decreased to $89,000 for the nine months ended September 30, 2002 from $508,000 for the nine months ended September 30, 2001.

         Lease operations increased to $3,966,000 for the nine months ended September 30, 2002 from $3,135,000 for the nine months ended September 30, 2001, an increase of $831,000, which results from an increase to 76 leased properties with an asset value of $113,504,000 at September 30, 2002 compared with 75 leased properties with an asset value of $117,244,000 at September 30, 2001.

         Vending operations loss was reduced to $158,000 for the nine months ended September 30, 2002 from $241,000 for the nine months ended September 30, 2001, an reduction of $83,000 as a result of new vending locations added subsequent to January 1, 2001.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $327,000 to $3,174,000 for the nine months ended September 30, 2002 from $3,501,000 for the nine months ended September 30, 2001, a decrease of 9%. This is due primarily to discounts given on notes receivable paid off during the first nine months of 2001 of $300,000 compared to $55,000 during the nine months ended September 30, 2002. The general and administrative expenses associated with Construction and Development increased $5,000 from $225,000 for the nine months ended September 30, 2001 to $230,000 for the nine months ended September 30, 2002. Vending general and administrative expenses increased $431,000 to $1,357,000 for the nine months ended September 30, 2002 from $926,000 for the nine months ended September 30, 2001. As a percentage of total motel operating revenues, Management Operations general and administrative expenses were 10.5% for the nine months ended September 30, 2002 and 10% for the nine months ended September 30, 2001.

         Depreciation and amortization decreased to $8,746,000 for the nine months ended September 30, 2002 from $10,143,000 for the nine months ended September 30, 2001, a net decrease of $1,397,000 or 13.77%. This decrease is due to the reduction in depreciation expense on furniture and fixtures which were fully depreciated for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 of approximately $820,000. Also, there was a reduction of amortization expense on corporate of $51,000 for the nine months ended September 30, 2002 compared to $262,000 for the nine months ended September 30, 2001 on various loan costs which are now fully amortized.

         Net operating income increased to $10,036,000 for the nine months ended September 30, 2002 from $9,527,000 for the nine months ended September 30, 2001, an increase of $509,000 or 5.33%. This is a result of a decrease in management company operations expenses of $327,000 an increase of $431,000 in vending G&A and a decrease in depreciation and amortization costs. Net operating income as a percent of total revenues was 22.9% for the nine months ended September 30, 2002 as compared to 20.4% for the nine months ended September 30, 2001.

         Interest expense decreased to $13,760,000 for the nine months ended September 30, 2002 from $15,330,000 for the nine months ended September 30, 2001, a decrease of $1,570,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the nine months ending September 30, 2002 as compared to the nine months ending September 30, 2001.

         Gain on sale of properties amounted to $3,479,000 for the nine months ended September 30, 2001 compared to $0 for the period ended September 30, 2002 due to the newly adopted reporting requirements at January 1, 2002. For the nine months ended September 30, 2001, two properties were sold for $5.5 million in cash and a deferred gain of $1.7 million was recognized on one property upon repayment of the respective mortgage receivable balance.

         Discontinued operations loss was reduced to $107,000 for the nine months ended September 30, 2002 compared to a loss of $171,000 for the nine months ended September 30, 2001 as a result of the gain on sale of properties in 2002 included in discontinued operations. See Note 2 to the condensed consolidated financial statements.

         Net loss increased to $2,381,000 for the nine months ended September 30, 2002 from a net loss of $1,603,000 for the nine months ended September 30, 2001 primarily as a result of a decrease in the reporting of gains on sale of properties of $3,479,000 for the nine months ended September 30, 2001 compared with $0 for the nine months ended September 30, 2002.

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

         In January through September 30, 2002 the Company was advanced
$3.0 million on loans of $7.0 million for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $5.5 million.

         In April 2002, a subsidiary of the Company purchased a vending company for $210,000 by issuing a note payable of $110,000 with monthly principal and interest payments of $10,400, due March 1, 2003. Goodwill of $120,000 and fixed assets of $90,000 were preliminarily recorded as a result of this transaction.

                   The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $1,649,000 and $2,398,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, as of September 30, 2002, the Company had $706,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. Capital repairs and maintenance expenses on leased properties are funded by lessees.

         For the nine months ended September 30, 2002, cash and cash equivalents increased $259,000. This increase consisted of $2,585,000 of funds provided by investing activities and $12,245,000 of funds used in financing activities and $9,919,000 of funds provided by operations. Net investing activities of $2,585,000 include: $5,461,000 of cash utilized for motel development and $1,649,000 expended on refurbishment of existing properties, offset by $7,215,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable and a change in cash restricted for refurbishment of $2,480,000. Cash used in financing activities includes: $15,122,000 of cash utilized to repay indebtedness; and $268,000 of cash used for deferred financing costs and other items offset by $3,145,000 from proceeds from notes payable.

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

         Subsequent to September 30, 2002, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed. The Company believes that the refinancing will not have any negative impact on the operations or liquidity in the future.

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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition. See Note 5 of the Notes to the Condensed Consolidated Financial Statements. Subsequent to September 30, 2002, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date" ); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors
   (or persons performing the equivalent functions;

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

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

5. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

6. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date" ); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions;

   c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

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