Form 10-K
period 2002-12-31
MOA HOSPITALITY INC
filed 2003-10-03
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                                   (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2002.
                             or

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


Number of shares of Common Stock, $.01 par value outstanding as of August 31, 2003: 800,000

                               INDEX TO FORM 10-K

                                                                           Page
                                     Part I

Item 1.    Business                                                          3

Item 2.    Properties                                                        9

Item 3.    Legal Proceedings                                                13

Item 4.    Submission of Matters to a Vote of Security Holders              13


                                     Part II

Item 5.    Market for Registrant's Common Equity and Related                13
           Stockholder Matters

Item 6.    Selected Financial Data                                          14

Item 7.    Management's Discussion and Analysis of Financial                15
           Condition and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk        25

Item 8.    Financial Statements and Supplementary Data                      25

Item 9.    Changes in and Disagreements with Accountants on                 25
           Accounting and Financial Disclosure


                                    Part III

Item 10.   Directors and Executive Officers of the Registrant               26

Item 11.   Executive Compensation                                           28

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                   29


Item 13.   Certain Relationships and Related Transactions                   29

Item 14.   Controls and Procedures                                          30

                                     Part IV

Item 15.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                              31

ITEM 1.  BUSINESS

 General

         MOA Hospitality, Inc. and its subsidiaries ("MOA" or the "Company") is a leading owner and operator of national brand affiliated limited service lodging facilities in the United States. As of December 31, 2002, the Company, directly and through subsidiaries, owned 107 lodging facilities located in 33 states with a total of 8,244 rentable guestrooms. The Company owns a 100% interest in all of its properties. At December 31, 2002, the Company operated 33 of its motels. The remaining seventy-four motels were leased to and operated by third-party tenants pursuant to operating leases. The Company's largest concentrations of lodging facilities are located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 10 lodging facilities in Illinois. Properties owned in the states of Georgia and Illinois at December 31, 2002, accounted for 6.51% and 3.38% of consolidated motel operating revenues for the year ended December 31, 2002, respectively. Ninety-seven of the Company's lodging facilities are operated pursuant to franchise or license agreements under the following national brand names: Best Western, Comfort Inn, Day's Inn, Microtel, Howard Johnson, Ramada, Ltd., Super 8 and Travelodge. Eighty-seven of the franchise or license agreements are with brands owned by Cendant Corporation including seventy-six with Super 8 Motels, Inc., a wholly owned subsidiary of Cendant Corporation. MOA believes its lodging facilities benefit from affiliating with national brands primarily due to the national brand name recognition achieved through national advertising and product distribution. In addition, the franchisor or licensor typically provide additional services such as: central reservation services, sponsorship of customer loyalty programs, exposure in published travel directories, leads with respect to group tour business and other professional services such as quality assurance inspections.

         The Company was incorporated in 1986 under the laws of the State of Delaware to continue the business commenced by its predecessors in 1982. The Company's principal executive offices are located at 701 Lee Street, Suite 1000, Des Plaines, Illinois 60016, telephone (847) 803-1200.

 Recent History

         The Company, has experienced continued deterioration in its operating performance over the past several years. The following table summarizes the recent operating performance of the Company (in 000's):

                                                  1998          1999          2000          2001          2002
                                               ----------    ----------    ----------    ----------    ----------
      Loss from Operations prior to
      Impairment Losses and Restructuring

      Costs                                    $ (11,223)    $ (12,618)    $ (11,252)    $  (9,483)    $  (5,303)
      Impairment Losses and Restructuring
      Costs                                       (9,300)          609             -        (5,702)       (1,910)
                                               ----------    ----------    ----------    ----------    ----------
      Loss from Operations                     $ (20,523)    $ (12,009)    $ (11,252)    $ (15,185)    $  (7,213)
                                               ==========    ==========    ==========    ==========    ==========


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

         The Company had attributed the deterioration in its operating performance to a myriad of factors, including but not limited to, a significant increase in competitive supply resulting from the extensive building of new motel properties in the markets in which the Company competes. Also increases in certain operating costs including labor due to the historically low levels of unemployment requiring the Company to compete with other industries for qualified employees. Based on a property-by-property review, the Company believed it was unlikely that it would realize the carrying value of certain of its assets due to a deterioration in their operating performance caused by factors outside of management's control. As a result of this review, the Company recorded an impairment loss of $1.9 and $5.7 million in 2002 and 2001 respectively. In 1999, the Company recorded a $1,059,000 impairment loss adjustment and a restructuring charge of $450,000. In 1998, the Company recorded an impairment loss of $9.3 million. As discussed below, the Company has undertaken a number of transactions during the period presented above including acquisitions, development and sales of properties along with refinancing of the Company's mortgage debt. The Company believes it has or will be able to obtain adequate resources to meet its near-term maturing debt and other obligations, including the remaining $11.5 million 12% Senior Subordinated Notes in 2004.

         Since December 31, 1997, the Company has had a net decrease in the number of lodging properties owned from 138 properties to 107 properties at December 31, 2002. A summary of the significant transactions with respect to the number of lodging properties owned and operated by the Company that have occurred since January 1, 1997 through August 31, 2003 is as follows:

         In 1997, an affiliate of the Company was formed for the sole purpose of constructing lodging properties to be acquired by a subsidiary of the Company upon completion at cost. Such affiliate develops the lodging properties from its own funds, payments from the Company on account to be applied towards the purchase price and the proceeds of a $20.0 million revolving construction loan facility arranged by the affiliate. The $20.0 million revolving construction loan facility of the affiliate matured in 1998. The outstanding balances were paid in full upon the purchase of financed properties by a subsidiary of the Company with funds borrowed under a $150.0 million secured loan facility with CSFB and the application of amounts previously deposited with the affiliate. At December 31, 1998 the $150.0 million secured loan facility with CSFB matured with no further borrowings available with this loan facility. As of December 31, 2002, all borrowings have been repaid. As a result of the Company's under utilization of the CSFB loan facility, the Company changed its estimate of the economic benefit of certain deferred loan costs incurred in connection with obtaining the facility and accordingly accelerated the amortization of $1.9 million of such costs in 1998.

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

         During 1999, the Company repurchased from an affiliated company at fair market $35 million value of the 12% Senior Subordinated Notes at a gain of approximately $1.9 million which was offset by the accelerated write-off of related deferred financing costs in the amount of $1.9 million

         The Company, as Lessor, has entered into operating leases, beginning in late 1998 with unaffiliated parties to operate seventy-four motel properties at values believed by management to reflect market rates. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have a terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value.

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

         During 2000, the Company began construction on two new motels. One motel is located in Milford, MA and was completed in July 2001, and is a Marriott Fairfield Inn & Suites with 73 guestrooms. The other motel is located in Santa Monica, CA and will be a boutique type motel with 77 guest rooms when completed in 2003. In 2003 the construction financing was converted to a permanent loan secured by the property in the amount of $7 million.

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

         During 2002, the Company sold seven properties for approximately $12.2 million for a net gain of approximately $31,000. The gain has been included in discontinued operations as discussed below.

         Also During 2002, the Company leased an additional seven of its lodging facilities to third party operators and took back three of its leased lodging facilities prior to lease expiration. The Company also re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

         Also During 2002, the company sold and leased back two properties to related parties. Under FAS 66: Accounting for Sales of Real Estate, both sales were required to be recorded on the deposit method, because of the down payment and the continuing involvement of the company in the properties. In the attached financial statements the properties are reflected as operating properties.

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

 Ownership Structure

           At December 31, 2002, the Company had 100% ownership interest, either directly or through subsidiaries, in all of the 107 lodging facilities it owned. Seventy-four are subject to operating leases with purchase options. (See discussion above in the general business section)

 Franchise and License Agreements

           The Company operates 97 of its lodging facilities pursuant to franchise or license agreements. Seventy-six of these agreements are with Super 8 Motels, Inc. The franchise fees (including royalties and contributions to advertising and media funds) range from 6% to 9% of room revenues. Under the Super 8 franchise agreements, the franchiser is obligated to: provide certain standardized training programs; publish a travel directory with information pertaining to all Super 8 motels; maintain an advertising and reservation fund to be administered by the franchiser for advertising and promotion; inspect the motels to assure satisfaction of Super 8 specifications and maintain availability of corporate officers and employees for consultation concerning motel operations. The obligations of the franchisee include, among other things, maintaining the motel in a manner that satisfies Super 8 quality assurance standards and compliance with Super 8 rules of operations.

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

           The Company has five standard license agreements with Best Western International. These agreements provide for an annual renewal.

           The Company has sixteen franchise or license agreements with other franchisers or licensees. These agreements, which have various terms with ending dates through 2017, generally provide similar benefits and obligations as the Super 8 franchise agreements. Not all of franchise and license agreements for the non Super 8 brands provide for a specific area of geographic protection in which case, they generally rely on an impact policy to determine if another lodging facility with the same brand affiliation could be located within a particular market.

           During 1997, the Company and certain of its subsidiaries commenced legal actions against ShoLodge Franchise Systems, Inc. ("ShoLodge") the franchisor of Shoney's Inns. The Company among other things has claimed that ShoLodge breached its contractual obligations and made material misrepresentations to MOA prior to MOA or its subsidiaries acquiring any Shoney's Inns. Commencing in February 1998, through May 1998 the Company disaffiliated each of its fourteen Shoney's Inns from ShoLodge by removing the sign and other identifying marks. At the time of such disaffiliation, MOA or its subsidiaries ceased remitting franchise fees to ShoLodge. ShoLodge filed a counter claim against MOA and certain of its subsidiaries claiming a failure to renovate the properties and failure to pay franchise fees. In July 1999, the Company entered into a settlement agreement with ShoLodge resolving all disputes with respect to the litigation initiated by the Company. The settlement agreement requires the Company to make an initial payment of $575,000 in July 1999 and three subsequent payments of $200,000 in July 2000, 2001 and 2002. All such payments have been made and no further liability exists at December 31, 2002

 Operations

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

           Typically, the general manager is the only salaried position at an owned and operated property; although, for the larger properties (generally in excess of 100 rooms), an assistant manager and/or salesperson may be present on a salaried basis. Other employees generally are employed on an hourly basis with staffing continually adjusted based on occupancy levels. General managers generally do not reside on site because the Company believes its managers are more effective if they spend time away from the property and become involved in the communities where the properties are located. At December 31, 2002, the Company employed approximately 590 employees including approximately 79 full and part-time employees at the corporate and regional offices. Labor and related costs generally represent the single largest expense of operating a motel property. The hourly wage rates tend to be relatively low in relation to other industries and accordingly, the Company is adversely affected by turnover common in the industry partially due to the current strength of the United States economy that has resulted in historically low unemployment rates. The Company's operations could be significantly affected by changes in the Federal and State minimum wage rates. The employees are not represented by any labor unions and management believes its ongoing labor relations with its employees are good.

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

Item 2.    PROPERTIES

           The Company's lodging facilities are typically situated along interstate highways and in secondary markets, offering a convenient lodging alternative for many prospective customers. The facilities have an average size of 77 rooms, though individual properties range from 33 to 163 rooms, depending on location and business environment. MOA's properties generally do not offer large meeting or banquet facilities, in-house restaurants, or room service; and most do not offer recreational facilities such as pools or fitness centers. The motels do, however, typically provide free coffee, free local calls, remote control television, fax service, and free parking. In addition, many nationally and regionally recognized restaurant chains are generally within close proximity of the motels.

           The Company generally owns its motels in fee simple. The company has leased seventy-four properties subject to operating leases including a purchase option. However, the underlying real property of three of the lodging facilities is subject to a ground lease. Ownership of the buildings and improvements situated on such properties remains with the landlord subject to the leasehold interest, which expires on the maturity date of the lease.

           Most of the Company's properties were designed and built as limited service economy lodging facilities. As such, they were designed to achieve functional efficiencies and operate at lower fixed costs than most full-service or upscale lodging facilities. The properties generally employ individual through-the-wall heating and cooling systems for each room. This provides cost savings during periods of low occupancy and eliminates the need to have skilled maintenance personnel on the payroll. Further, the Company's motels have limited public areas to maintain.

         The Company believes that the physical condition and general appearance of a property have a significant impact on profitability. MOA has made capital expenditures (exclusive of acquisitions and development of investment properties) of $4,243,000, $2,971,000, and $4,641,000 in 2002, 2001 and 2000,
respectively, relating to properties owned and operated. In addition, in accordance with the terms of the operating leases, lessees are required to maintain escrow balances to provide for recurring capital improvements at leased motels. These expenditures include not only the replacement of guestroom carpet and furnishings but also expenditures on parking lot repavement, exterior renovations and interior public area renovations including lobby enhancements and other revenue enhancing improvements such as installation of complete snack shoppe vended areas and guest laundry facilities. Management believes the level of capital expenditures made over the past three years has been sufficient to maintain the competitive position of its motel facilities. The Company believes that its facilities are currently well maintained and conform to the Company's standards and where applicable to the franchiser's standards for cleanliness and attractiveness and intends to maintain its facilities in such condition.

Information pertaining to the Company's 107 lodging facilities owned as of December 31, 2002 with footnote disclosure of transactions subsequent to year-end through August 20, 2003, is set forth in the following table.

                                                                        Year
                                              Number of             Acquired or
                                              Rentable               Developed
                                               Guest        Year       by the
Location                 Franchise             Rooms        Built     Company
----------------------   -----------------    ---------    ------   -----------
ARIZONA
Phoenix  (2)             Super 8                    67       1998         1998
ARKANSAS
West Memphis (1)         Super 8                    61       1989         1989
CALIFORNIA
Santa Monica             Best Western              122       1991         1992
West Los Angeles (2)     Best Western               74       1993         1994
COLORADO
Longmont                 Super 8                    64       1989         1994
FLORIDA
Fernandina Beach (2)     Best Western              134       1985         1994
Ft. Walton Beach         Howard Johnson            100       1987         1994
Lake City (2)            Microtel                   62       1998         1998
Melbourne (2)            Howard Johnson            119       1990         1994
Orlando Centroplex (1)   Travelodge                 75       1957         1996
Panama City (2)          Super 8                    63       1986         1987
Pensacola (2)            Super 8                    62       1985         1987
GEORGIA
Athens (2)               Microtel                   60       1998         1998
Brunswick (2)            Super 8                    58       1986         1987
Catersville (2)          Super 8                    61       1986         1987
Columbus                 Super 8                    74       1985         1987
Douglas                  Inn at Douglas            100       1986         1994
Dublin (2)               Best Western               88       1984         1994
Fitzgerald (2)           Inn at Fitzgerald         108       1985         1994
Hinesville (2)           Inn at Hinesville         163       1976         1994
Macon (2)                Ramada                    120       1987         1994
Moultrie                 Inn at Moultrie           100       1979         1994
Rome (2)                 Super 8                    62       1986         1987
Vidalia                  Inn at Vidalia            128       1984         1994
Warner Robins (2)        Super 8                    60       1986         1987
IDAHO
Boise                    Super 8                   108       1978         1994
Coeur d'Alene (1)        Super 8                    95       1983         1983
Lewiston (2)             Super 8                    62       1985         1985
Sandpoint                Super 8                    61       1984         1984
ILLINOIS
Bloomington (2)          Super 8                    61       1985         1987
Champaign (2)            Super 8                    61       1984         1987
Crystal Lake (2)         Super 8                    59       1983         1987
Decatur (2)              Super 8                    61       1983         1987
Litchfield (2)           Super 8                    61       1987         1994
Peru (2)                 Super 8                    61       1986         1987
South Springfield (2)    Super 8                   118       1987         1994
Springfield (2)          Super 8                    65       1985         1994
Tuscola (2)              Super 8                    64       1988         1994
Waukegan (2)             Super 8                    61       1986         1987
INDIANA
Columbus (2)             Super 8                    62       1984         1987
Elkhart (2)              Fairway Inn                60       1990         1994
Indianapolis (2)         Days Inn                  161       1985         1994
Mishawaka                Super 8                    66       1998         1998
Muncie (2)               Days Inn                   62       1990         1994
Terre Haute              Super 8                   118       1985         1994
IOWA
Davenport (2)            Super 8                    61       1984         1987
Des Moines               Super 8                   152       1985         1994
KANSAS
Salina (2)               Super 8                    61       1984         1989
Topeka (2)               Super 8                    62       1984         1987
KENTUCKY
Danville (2)             Super 8                    49       1987         1987
Lexington (2)            Super 8                    61       1987         1987
Louisville               Super 8                   100       1988         1988
LOUISIANA
Shreveport (2)           Super 8                   143       1986         1994
MAINE
Ellsworth                Comfort Inn                63       1993         1993
MICHIGAN
Battle Creek (2)(3)      Super 8                    62       1985         1987
Grand Rapids (2)         Super 8                    62       1986         1987
Kalamazoo (2)            Super 8                    62       1985         1987
Muskegon (2)             Super 8                    62       1986         1987
Saginaw (2)              Super 8                    58       1985         1987
MINNESOTA
Hibbing (2)              Super 8                    49       1993         1994
Red Wing (2)             Super 8                    60       1987         1996
Savage (2)               Comfort Inn                75       1982         1994
MISSOURI
Independence (2)         Super 8                    77       1983         1987
Joplin                   Super 8                    50       1985         1987
Liberty (2)              Super 8                    60       1980         1987
NW Kansas City (2)       Super 8                    50       1983         1987
Springfield (2)          Super 8                    50       1985         1987
St. Joseph               Super 8                    54       1985         1987
MONTANA
Billings (2)             Ramada Ltd.               116       1978         1994
Billings                 Super 8                   114       1979         1994
Dillon                   Super 8                    48       1985         1989
Great Falls              Super 8                   117       1978         1994
Helena                   Super 8                   102       1979         1988
NEBRASKA
Fremont (2)              Super 8                    43       1986         1989
NEVADA
Carson City (2)          Super 8                    63       1985         1985
NEW HAMPSHIRE
Merrimack                Days Inn                   68       1999         1999
NEW MEXICO
Las Cruces (2)           Super 8                    60       1981         1987
NORTH CAROLINA
Weldon (2)               Orchard Inn                49       1973         1993
Wilson                   Microtel                   59       1997         1997
NORTH DAKOTA
Bismarck                 Super 8                    61       1976         1987
Grand Forks (2)          Super 8                    33       1983         1987
Minot (2)                Super 8                    60       1977         1987
OHIO
Akron (2)                Super 8                    58       1986         1987
Canton                   Days Inn                   61       1985         1987
St. Clairsville (2)      Super 8                    62       1986         1987
PENNSYLVANIA
Lancaster                Super 8                   101       1990         1990
York                     Super 8                    94       1990         1990
SOUTH CAROLINA
Anderson (2)             Super 8                    62       1986         1987
Camden (2)               Inn at Camden              83       1989         1994
Charleston (2)           Orchard Inn                89       1973         1993
Greenwood (2)            Days Inn                   61       1986         1987
SOUTH DAKOTA
Sioux Falls (2)          Super 8                    95       1976         1987
TENNESSEE
Chattanooga (2)          Super 8                    73       1986         1987
Chattanooga (2)          Ramada                     72       1972         2002
East Memphis (2)         Super 8                    69       1990         1990
Johnson City (2)         Super 8                    60       1986         1987
Knoxville                Super 8                   137       1975         1993
Union City (2)           Super 8                    61       1989         1989
UTAH
Salt Lake City (2)       Super 8                   119       1983         1988
VIRGINIA
Charlottesville (2)      Super 8                    65       1986         1987
Richmond  (2)            Inn at Richmond           117       1985         1994
WISCONSIN
Janesville (2)           Super 8                    48       1985         1987
Kenosha (2)              Super 8                    60       1984         1987
Madison                  Best Western              101       1983         1994
Rice Lake (2)            Super 8                    47       1984         1994
WYOMING
Cody                     Super 8                    64       1982         1982
Jackson                  Super 8                    97       1983         1983
                                              ---------
                         Total                   8,244
                                              =========

(1)  Property is subject to a ground lease.
(2)  Property is subject to an operating lease.
(3) Property lessee defaulted on the operating lease subsequent to December 31, 2002 and was operated by the Company for one month. At that time it was leased to a new third-party tenant.

Item 3.    LEGAL PROCEEDINGS

           The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition.

         A subsidiary of the Company (the "LLC") was placed in technical default on one of its loans in February 2003. This forced the LLC to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the debt and the Bankruptcy proceedings were dismissed.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fiscal quarter ended December 31, 2002 to a vote of the security holders of the Company.

                                     PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           As of August 31, 2003, there were 12 holders of record of the Company's Common Stock. No established public trading market exists for the Company's common equity. The Company has been advised that since its original issuance there have been a limited number of privately negotiated sales of the Common Stock.

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

Item 6.    SELECTED FINANCIAL DATA
                  The following table sets forth-certain consolidated financial information of the Company and its subsidiaries for the five fiscal years ended December 31, 2002. This data should be read in conjunction with the audited consolidated historical financial statements of the Company and the notes thereto included elsewhere herein. (In thousands except for RevPar and ADR statistics)


Statement of Operations Data                                        Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                           1998 (1)          1999 (1)       2000 (1)        2001 (1)       2002 (1)
                                         ------------      ------------   ------------    ------------   ------------
Total revenues                           $   113,624       $    99,429    $    68,912     $    59,834    $    57,007
Costs and expenses:
Motel operating                               58,891            50,903         29,358          23,221         19,837
Marketing and royalty fees                     7,301             6,425          3,917           3,106          2,607
Corporate general and administrative          11,105            10,351          6,410           6,932          5,682
Lease expense                                     (1)              158            455             671            958
Vending expense                                    -               717          1,081           2,141          4,809
Impairment losses and restructuring
costs                                          9,300              (609)             -           5,702          1,910
Depreciation and amortization(2)              17,424            14,066         14,099          13,073         11,227
Total direct expenses                        104,020            82,011         55,320          54,846         47,030
Net operating income                           9,604            17,418         13,592           4,988          9,977
Interest expense                              30,127            29,427         24,844          20,173         17,190
Income (loss) from operations                (20,523)          (12,009)       (11,252)        (15,185)        (7,213)
Minority interests                               (84)              (20)          (472)            (20)             -
Gain on sale of properties                    26,079             2,528          2,177           3,669              -
Income tax expense (benefit)                   2,157            (3,570)        (3,659)         (3,179)        (2,183)
Discontinued Operations                         (163)           (1,743)          (549)           (851)          (100)
Extraordinary item                                 -                 -          5,653             390            305
GAAP Net income  (loss)                        3,152            (7,674)          (784)         (8,818)        (4,825)
Net income (loss) per share              $      3.94       $     (9.59)   $     (0.98)    $    (11.02)   $     (6.03)
Other Financial Data
Net cash provided by (used in)
operating activities                     $     9,472       $    11,972    $     2,550     $     3,277    $    17,005
Net cash provided by (used in)
investing activities                          26,998             2,978          8,787          11,537          6,741
Net cash provided by (used in)
financing activities                         (29,921)          (31,380)       (12,596)        (14,824)       (23,699)
EBITDA(3)                                     36,328            30,875         27,691          23,763         23,114
EBITDA Margin (% of total revenues)(3)         31.97%            31.05%         40.18%          39.71%         40.55%
Net operating revenue margin (% of
total revenues)                                 8.45%            17.52%         19.72%           8.34%         17.50%
Refurbishment of investment properties   $     5,696       $     8,055    $     4,641     $     2,971    $     4,243
Operating Data (4)
Number of motels operated                        123                76             40              36             33
Number of rooms                                9,758             6,257          3,531           3,067          2,871
Number of leased motels                            5                43             75              75             74
REVPAR(5)                                $     28.51       $     29.86    $     36.16     $     36.44    $     35.12
ADR(6)                                   $     43.51       $     43.59    $     49.35     $     49.53    $     48.84
Occupancy percentage(7)                        61.46%            63.94%         67.57%          67.39%         64.96%
Balance Sheet Data
Total assets                             $   339,055       $   313,205    $   287,683     $   264,406    $   244,704
Total debt                                   296,151           268,180        234,545         218,222        195,235
Total stockholders' equity                    22,746            15,071         14,288           5,470            644
EBITDA to GAAP Reconciliation
EBITDA(3)                                $    27,799       $    30,185    $    28,469     $    18,082    $    21,626
Adjustments:
Depreciation and amortization(2)             (17,424)          (14,066)       (14,099)        (13,073)       (11,227)
Depreciation and amortization included
in discontinued operations                      (571)             (912)          (960)           (917)          (422)
Interest expense                             (30,127)          (29,427)       (24,844)        (20,173)       (17,190)
Interest expense included in
discontinued operations                         (451)             (643)          (711)           (489)          (183)
Minority interests                               (84)              (20)          (472)            (20)             -
Gain on sale of properties                    26,079             2,528          2,177           3,669              -
Gain on sale of properties included in
discontinued operations                            -                 -              -               -             31
Income tax (expense) benefit                  (2,157)            3,570          3,659           3,179          2,183
Income tax (expense) benefit included
in discontinued operations                        88             1,111            344             534             52
Extraordinary item net of income tax               -                 -          5,653             390            305
                                         ------------      ------------   ------------    ------------   ------------
Net income  (loss)                       $     3,152       $    (7,674)   $      (784)    $    (8,818)   $    (4,825)
                                         ============      ============   ============    ============   ============


Continued from table on previous page

(1) Results for the year ended December 31, 1999 include the recovery of $0.5 million of offering costs previously written off. The results for years ended December 31, 1998, 1999, 2000 and 2001 include $26.1million, $2.6 million, $2.2 million and $3.6 million of gains on the sale of properties, respectively. Results for the year ended December 31, 1998 included the recording of impairment losses of $9.3 million. Results for the year ended December 31, 1999 included the recording of restructuring costs of $0.5 million and impairment losses of $0.9 million. Results for the year ended December 31, 2002 and 2001 include $1,.9 and $5.7 million of impairment losses respectively. Results from operations for year ended December 31, 2002, 2001 and 2000 include a $0.3 million, $0.4 million and $5.7 million gain net of taxes on early extinguishments of debt respectively.
(2) The Company changed its estimate of the economic benefit of certain deferred loan costs in 1998. The effect of this change increased amortization by $1.9 million for the year ended December 31, 1998.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, minority interest, gain on sale of properties, (including the amounts of such items included in discontinued operations), and gain on early extinguishments of debt, net of related income tax. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with accounting principles generally accepted in the United States ("GAAP"). EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the ability to service debt. EBITDA should not be construed by the reader as an alternative to net income (as determined in accordance with GAAP), as an indicator of the Company's operating performance, or to cash flows from operating activities (as determined in accordance with GAAP), as a measure of liquidity.
(4) Operating data excludes amounts related to five motels, which are leased to third party tenants at December 31, 1998, forty-three motels at December 31, 1999, seventy-five motels at December 31, 2000, seventy-five motels at December 31, 2001 and seventy-four motels at December 31, 2002.
(5) Revenue per available room ("REVPAR") represents motel-operating revenues divided by the total number of rooms available. Total available rooms represents the number of rooms available for rent multiplied by the number of days in the reported period.
(6) The average daily room rate ("ADR") represents total room revenues divided by the total number of rooms occupied.
(7) The occupancy percentage represents total rooms occupied divided by total available rooms.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND, AS SUCH, SPEAK ONLY AS OF THE DATE MADE. FORWARD- LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED AT THE TIME OF THE FORWARD-LOOKING STATEMENTS ARE MADE, INCLUDING, WITHOUT LIMITATION, RISKS AND UNCERTAINTIES ASSOCIATED WITH THE FOLLOWING: GENERAL REAL ESTATE, TRAVEL AND NATIONAL AND INTERNATIONAL ECONOMIC CONDITIONS, INCLUDING THE SEVERITY AND THE DURATION OF THE DOWNTURN RESULTING FROM THE SEPTEMBER 11, 2001 TERRORISTS ATTACKS ON NEW YORK AND WASHINGTON, D.C. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE
FOLLOWING: THE COMPANY'S ABILITY TO OBTAIN FINANCING, COMPETITION, INTEREST RATE FLUCTUATIONS, OR GENERAL BUSINESS AND ECONOMIC CONDITIONS. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 HAVE BEEN PREPARED ON THE SAME BASIS AS THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND RECONCILE TO OPERATING INCOME REPORTED IN SUCH STATEMENTS.

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

    Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein. (certain of the 2001 numbers have been reclassified to conform to the 2002 presentation):

                                                                  Supplemental Operating Results and Statistics
                                                       ---------------------------------------------------------------------------
                                                                                 Year Ended December 31
                                                       ---------------------------------------------------------------------------
                                                           Motels Owned             Acquisitions/
                                                           Both Periods              Divestitures              Consolidated
                                                       ----------------------   -----------------------  -------------------------
                                                          2002        2001         2002         2001         2002          2001
                                                       ----------  ----------   ----------   ----------  ------------  -----------
                                                                       (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
       Room revenues                                   $  29,726   $  29,732    $   4,501    $  10,284   $    34,227   $   40,016
       Ancillary motel revenues                            3,258       3,156          228          478         3,486        3,634
                                                       ----------  ----------   ----------   ----------  ------------  -----------
            Total motel operating revenues                32,984      32,888        4,729       10,762        37,713       43,650
       Motel costs and expenses:
       Motel operating expenses                           16,576      16,511        3,260        6,710        19,836       23,221
       Marketing and royalty fees                          2,233       2,259          374          847         2,607        3,106
       Depreciation and amortization                       4,338       4,634          688        1,394         5,026        6,028
                                                       ----------  ----------   ----------   ----------  ------------  -----------
            Total motel direct expenses                   23,147      23,404        4,322        8,951        27,469       32,355
                                                       ----------  ----------   ----------   ----------  ------------  -----------
                                                       $   9,837   $   9,484    $     407    $   1,811        10,244       11,295
                                                       ==========  ==========   ==========   ==========

Lease operations:
  Lease revenues                                                                                              12,663       11,769
  Lease operating expenses                                                                                       959          671
  Depreciation and amortization                                                                                5,400        6,010
                                                                                                         ------------  -----------
                                                                                                               6,304        5,088

Vending operations:
  Vending revenues                                                                                             3,979        2,185
  Vending operating expenses                                                                                   4,809        2,141
  Depreciation and amortization                                                                                  579          376
                                                                                                         ------------  -----------
                                                                                                              (1,409)        (332)

Corporate operations:
  Other revenues                                                                                               2,653        2,230

  General and administrative expenses:
        Management Operations                                                                                  4,488        5,100
        Construction/Acquisition and
            Divestiture                                                                                          252          471
        Vending general and administrative expenses                                                              943        1,361
                                                                                                         ------------  -----------
  Total general and administrative expenses                                                                    5,683        6,932
  Impairment losses                                                                                            1,910        5,702
  Depreciation and amortization                                                                                  222          660
                                                                                                         ------------  -----------
                                                                                                              (5,162)     (11,064)
                                                                                                         ------------  -----------
Net operating income                                                                                     $     9,977   $    4,987
                                                                                                         ============  ===========

Other data:
  Number of motels at year end (5)                            28          28            5            8            33           36
  Number of rooms at year end (5)                          2,457       2,458          414          609         2,871        3,067
  Occupancy percentage (5)                                 67.06%      66.80%       40.91%       70.21%        64.96%       67.39%
  ADR (1) (5)                                          $   49.41   $   49.61    $   38.04    $    8.78   $     48.84   $    49.53
  REVPAR (2) (5)                                       $   36.77   $   36.66    $   16.22    $    5.63   $     35.12   $    36.44
  Net operating income margin (3)                                                                              17.50%        8.33%
  Net motel revenue margin (4) (5)                         47.69%      47.48%       16.17%       31.16%        44.61%       43.29%

-----------------------------------------------------------

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

(5) At December 31, 2002 and 2001 and for the years then ended, excludes amounts related to seventy-four and seventy-five motels, respectively, which are leased to third party tenants.

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. During the twelve months ended December 31, 2002, the Company disposed of seven properties. The operating results of theses properties have been reclassified as discontinued operations in the consolidated statements of operations for each of the periods included herein.

           Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines commissions. Lease revenues are derived from lease payments from properties operated by third party tenants. Vending revenues are generated by vending operations located within the Company owned locations as well as non-owned Company locations. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $57,007,000 in 2002 from $59,834,000 in 2001, a decrease of $2,827,000 or 4.7%.

           Motel revenues decreased to $37,713,000 in 2002 from $43,650,000 in 2001 a decrease of $5,937,000 or 13.6%. The decrease in motel revenues was attributable to the acquired or divested motels (including those subject to operating leases) since January 1, 2002 offset by an increase in the motel revenues for motels owned during both periods of $96,000 or .3%. The increase in motel revenues for motels owned during both periods was principally attributable to an increase in the occupancy percentage. The occupancy percentage in 2002 for the motels owned during both periods increased to 67.06% from 66.8% in 2001 or 0.4%. The ADR for the motels owned during both periods decreased to $49.41 in 2002 from $49.61 in 2001, a decrease of $.20 or less than 1%. Revenue per available room ("REVPAR") for motels owned during both periods increased to $36.77 in 2002 from $36.66 in 2001, a increase of $0.11 or .3%. The acquired and divested motels had an occupancy percentage of 40.91%, an ADR of $38.04 and a REVPAR of $16.22 for the period which the Company owned them in 2002.

           Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $19,836,000 in 2002 from $23,221,000 in 2001 a net decrease of $3,385,000 or 14.58%. Approximately
$3,450,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 2002. The cost of operating motels owned during both periods increased to $16,576,000 in 2002 from $16,511,000 in 2001, an increase of $65,000 or .39%. Motel operating expenses as a percentage of motel revenues decreased to 52.60% in 2002 from 53.20% in 2001. Motel operating expenses as a percentage of motel revenues for motels owned in both periods increased to 50.25% in 2002 from 50.20% in 2001. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 68.94% in 2002.

           Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $2,607,000 in 2002 from $3,106,000 in 2001, a decrease of $499,000 or 16.07%. Approximately $473,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 2002. The marketing and royalty fees for motels owned during both periods decreased to $2,233,000 in 2002 from $2,259,000 in 2001, an decrease of $26,000 or 1.15%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues decreased to 7.51% in 2002 from 7.6% in 2001. The decrease in marketing and royalty fees for motels owned both periods in 2002 and 2001 was principally due to reduced marketing costs.

           Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative expenses. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations decreased $612,000 to $4,488,000 in 2002 from $5,100,000 in 2001, an decrease of 12% due to a reduction in home office staff and expenses. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $219,000 from $471,000 in 2001 to $252,000 in 2002 or 46.5%. The decrease is attributable principally to the sales and leasing efforts of the Company's properties winding down in 2002. Vending general and administrative expenses decreased $418,000 from $1,361,000 in 2001 to $943,000 in 2002. This decrease is attributed to the reclassifying of certain employees from management to field operations. As a percentage of total motel operating revenues, Management Operations general and administrative expenses increased from 11.68% in 2001 to 11.9% in 2002.


           Lease revenues increased from $11,769,000 in 2001 to $12,663,000 in 2002, an increase of $894,000. This increase is primarily due to $890,000 of forfeited security deposits and purchase price credits.

           Lease expenses increased from $671,000 in 2001 to $959,000 in 2002, an increase of $288,000. Lease expenses primarily consist of costs expended for property insurance.

           Vending revenues increased $1,794,000 from $2,185,000 in 2001 to $3,979,000 in 2002 or an increase of 82.11%. Vending revenue is generated by vending machines and coffee services supplied to Company owned locations as well as third party locations.

           Vending expenses increased to $4,809,000 in 2002 from $2,141,000 in 2001 an increase of $2,668,000 or 124.6%. The increase is principally due to increased staffing and overhead need to continue to increase sales and grow the business. Vending expenses consist mostly of cost of goods sold and salaries related to retaining or servicing the vending routes.

           Impairment losses were recorded in the amount of $1,910,000 in 2002. Based on a property-by-property review of certain properties that had experienced a deterioration in operating performance, management determined that in certain instances the decline in operating performance was due to factors outside of management's control and likely to persist for the foreseeable future. The Company believes it is unlikely to realize the carrying value of certain of its properties through either a sale or from operations and recorded an impairment loss accordingly.

           Depreciation and amortization decreased to $11,227,000 in 2002 from $13,073,000 in 2001, a decrease of $1,846,000 or 14.12%. This decrease is attributed to a decrease in deferred loan costs amortization of approximately $281,000 and a decrease in depreciation in the amount of $1,557,000 resulting from the cessation of depreciation on fully depreciated assets.

           Net operating income increased to $9,977,000 in 2002 from $4,987,000 in 2001, a increase of $4,989,000 or 100%. There was a decrease in net motel revenues of $2,053,000(motel revenues less motel operating expenses and marketing and royalty fees). Of the $2,053,000 decrease in net motel revenues, $2,110,000 resulted from the motels acquired and divested since January 1, 2001 and a increase in net motel revenues for motels owned during both periods of $57,000 or .4%. Net operating revenue as a percent of total revenues was 17.5% and 8.3% in 2002 and 2001, respectively. The increase in net operating income also included the decrease in general and administrative expenses of $612,000, and a decrease in depreciation and amortization of $1,839,000 and an overall decrease in impairment losses of $3,792,000 all of which are separately discussed above. The Company also realized an increase in net lease operations of $1,216,000 and a decrease in vending operations of $1,077,000.

           Interest expense decreased to $17,190,000 in 2002 from $20,173,000 in 2000, a decrease of $2,893,000. The decrease is principally due to a decrease in average outstanding borrowings, specifically a decrease in the 12% Senior Subordinated Debt.

           Gain on sale of properties amounted to $0 in 2002 as compared to $3,669,000 in 2001. The gain in 2001 resulted from the sale of three motel properties and a general partner interest. The sale of seven motel properties in 2002 has been reflected as discontinued operations. Minority interests declined from 2002 to 2001 due to the sale of both partnership interests in 2001.

           Net loss decreased $3,993,000 to a net loss of $4,825,000 in 2002 from a net loss of $8,818,000 in 2001. Included in the net decrease is a decrease in impairment losses of $3,792,000.

           Extraordinary item gain of $305,000 is the result of the repayment at a discount of $4.7 million of Notes, net of income taxes of $195,000.

           Income tax benefit increased as a percent of income before taxes in 2002 as compared to 2001 as a result of the recognition of a tax valuation allowance of approximately $1,300,000 in 2001 pertaining to state tax net operating losses which are not expected to be utilized.

  Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the audited consolidated financial statements presented elsewhere herein. (certain of the 2000 numbers have been reclassified to conform to the 2001 presentation and both years have been restated to reflect discontinued operations for properties sold in 2002):

                                                                     Supplemental Operating Results and Statistics
                                                       ---------------------------------------------------------------------------

                                                                                 Year Ended December 31
                                                       ---------------------------------------------------------------------------
                                                           Motels Owned             Acquisitions/
                                                           Both Periods              Divestitures              Consolidated
                                                       ----------------------   -----------------------  -------------------------
                                                          2001        2000         2001         2000         2001         2000
                                                       ----------  ----------   ----------   ----------  -----------  ------------
                                                                       (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
       Room revenues                                   $  35,802   $  36,439    $   4,214    $  14,512   $   40,016   $    50,951
       Ancillary motel revenues                            3,370       3,495          264          682        3,634         4,177
                                                       ----------  ----------   ----------   ----------  -----------  ------------
            Total motel operating revenues                39,172      39,934        4,478       15,194       43,650        55,128
       Motel costs and expenses:
       Motel operating expenses                           20,075      19,528        3,146        9,830       23,221        29,358
       Marketing and royalty fees                          2,743       2,718          363        1,199        3,106         3,917
       Depreciation and amortization                       5,400       5,982          628          951        6,028         6,933
                                                       ----------  ----------   ----------   ----------  -----------  ------------
            Total motel direct expenses                   28,218      28,228        4,137       11,980       32,355        40,208
                                                       ----------  ----------   ----------   ----------  -----------  ------------
                                                       $  10,954   $  11,706    $     341    $   3,214       11,295        14,920
                                                       ==========  ==========   ==========   ==========

Lease operations:
  Lease revenues                                                                                             11,769         9,832
  Lease operating expenses                                                                                      671           455
  Depreciation and amortization                                                                               6,010         6,278
                                                                                                         -----------  ------------
                                                                                                              5,088         3,099

Vending operations:
  Vending revenues                                                                                            2,185         1,072
  Vending operating expenses                                                                                  2,141         1,081
  Depreciation and amortization                                                                                 376           226
                                                                                                         -----------  ------------
                                                                                                               (332)         (235)

Corporate operations:
  Other revenues                                                                                              2,230         2,880

  General and administrative expenses:
        Management Operations                                                                                 5,100         4,813
        Construction/Acquisition and
            Divestiture                                                                                         471           975
        Vending general and administrative expenses                                                           1,361           622
                                                                                                         -----------  ------------
  Total general and administrative expenses                                                                   6,932         6,410
  Impairment losses                                                                                           5,702             -
  Depreciation and amortization                                                                                 660           662
                                                                                                         -----------  ------------
                                                                                                            (11,064)       (4,192)
                                                                                                         -----------  ------------
Net operating income                                                                                     $    4,987   $    13,592
                                                                                                         ===========  ============

Other data:
  Number of motels at year end (5)                            34          34            2            6           36            40
  Number of rooms at year end (5)                          2,907       2,910          160          621        3,067         3,531
  Occupancy percentage (5)                                 67.80%      68.54%       49.13%       63.02%       67.39%        67.57%
  ADR (1) (5)                                          $   49.74   $   49.86    $   37.24    $   12.39   $    49.53   $     49.35
  REVPAR (2) (5)                                       $   36.90   $   37.45    $   18.68    $    7.94   $    36.50   $     36.16
  Net operating income margin (3)                                                                              8.33%        19.72%
  Net motel revenue margin (4) (5)                         45.68%      48.54%       13.30%       28.70%       43.29%        42.89%

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

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. During the twelve months ended December 31, 2002, the Company disposed of seven properties. The operating results of theses properties have been reclassified as discontinued operations in the consolidated statements of operations for each of the periods included herein.

            Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, fax machine use and from vending machines commissions. Lease revenues are derived from lease payments from properties operated by third party tenants. Vending revenues are generated by vending operations located within the Company owned locations as well as non-owned Company locations. Other revenues include interest income, distributions on partnership interests in excess of the Company's basis in such partnerships and other miscellaneous income. Total revenues decreased to $59,834,000 in 2001 from $68,912,000 in 2000, a decrease of $9,078,000 or 13.17%.

           Motel revenues decreased to $43,650,000 in 2001 from $55,128,000 in 2000 a decrease of $11,478,000 or 20.82%. The decrease of $11,478,000 in motel revenues was attributable to the acquired or divested motels (including those subject to operating leases) since January 1, 2001 and by a decrease in the motel revenues for motels owned during both periods of $762,000. Motel revenues for motels owned during both periods decreased 1.91%. The decrease in motel revenues for motels owned during both periods was principally attributable to a decrease in the average daily room rate ("ADR"). The ADR for the motels owned during both periods decreased to $49.74 in 2001 from $49.86 in 2000, an decrease of $.12 or .2%. The occupancy percentage in 2001 for the motels owned during both periods decreased to 67.8% from 68.54% in 2000 or 0.74%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $36.90 in 2001 from $37.45 in 2000, a decrease of $0.55 or 1.5%. The acquired and divested motels had an occupancy percentage of 49.13%, an ADR of $37.24 and a REVPAR of $18.68 for the period which the Company owned them in 2001.

           Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, linens and other operating supplies. Motel operating expenses decreased to $23,221,000 in 2001 from $29,358,000 in 2000 a net decrease of $6,137,000 or 20.9%. Approximately $6,684,000 of the decrease is attributable to the cost of operating the acquired and divested motels since January 1, 2001. The cost of operating motels owned during both periods increased to $20,075,000 in 2001 from $19,528,000 in 2000, an increase of $547,000 or 2.8%. Motel operating expenses as a percentage of motel revenues decreased to 53.2% in 2001 from 53.25% in 2000. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 51.25% in 2001 from 48.9% in 2000. The increase in the operating expenses as a percentage of motel revenues for motels owned during both periods is primarily attributable to an increase in labor costs and repair and maintenance expenses that on a percentage basis exceed the percentage increase in motel revenues. Motel operating expenses as a percent of motel revenues for the acquired and divested motels was 70.2% in 2001.

           Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $3,106,000 in 2001 from $3,917,000 in 2000, a decrease of $811,000 or 20.7%. Approximately $836,000 of the decrease in marketing and royalty fees was attributable to the motels acquired and divested since January 1, 2000. The marketing and royalty fees for motels owned during both periods increased to $2,743,000 in 2001 from $2,718,000 in 2000, an increase of $25,000 or .9%. For the motels owned during both periods, marketing and royalty fees as a percent of room revenues increased to 7.66 in 2001 from 7.45% in 2000. The increase in marketing and royalty fees for motels owned both periods in 2000and 2001 was principally due to additional marketing efforts.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative expenses. Included in the Management Company Operations which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $287,000 to $5,100,000 in 2001 from $4,813,000 in 2000, an increase of 6.0% due to an increase in professional fees. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $504,000 from $975,000 in 2000 to $471,000 in 2001 or 51.7%. The decrease is attributable principally to the sales and leasing efforts of the Company's properties winding down in 2001. Vending general and administrative expenses increased $739,000 from $622,000 in 2000 to $1,361,000 in 2001. This increase is attributed to the increased efforts to expand the vending company operations. As a percentage of total motel operating revenues, Management Operations general and administrative expenses increased from 8.73% in 2000 to 11.68% in 2001.

            Lease revenues increased from $9,832,000 in 2000 to $11,769,000 in 2001, an increase of $1,937,000. This increase is the result of leasing an additional three properties since December 31, 2000, plus $542,000 of forfeited security deposits.

           Lease expenses increased from $455,000 in 2000 to $671,000 in 2001, an increase of $216,000. Lease expenses primarily consist of costs expended for property insurance.

            Vending revenues increased $1,113,000 from $1,072,000 in 2000 to $2,185,000 in 2001 or an increase of 103.8%. Vending revenue is generated by vending machines and coffee services supplied to Company owned locations as well as third party locations. The Company acquired a new vending company in 2001 consisting of approximately 100 locations.

            Vending expenses increased to $2,141,000 in 2001 from $1,081,000 in 2000 an increase of $1,060,000 or 98.1%. Vending expenses consist mostly of cost of goods sold and salaries related to saving or servicing the vending routes.

           Impairment losses were recorded in the amount of $5,702,000 in 2001. Based on a property-by-property review of certain properties that had experienced a deterioration in operating performance, management determined that in certain instances the decline in operating performance was due to factors outside of management's control and likely to persist for the foreseeable future. The Company believes it is unlikely to realize the carrying value of certain of its properties through either a sale or from operations and recorded an impairment loss accordingly.

            Depreciation and amortization decreased to $13,073,000 in 2001 from $14,099,000 in 2000, a decrease of $1,026,000 or 7.27%. This decrease is attributed to a decrease in deferred loan costs amortization of approximately $400,000 and a decrease in depreciation in the amount of $700,000.

           Net operating income decreased to $4,987,000 in 2001 from $13,592,000 in 2000, a decrease of $8,605,000 or 63.31%. There was a decrease in net motel revenues of $4,530,000(motel revenues less motel operating expenses and marketing and royalty fees). Of the $4,530,000 decrease in net motel revenues, $3,196,000 resulted from the motels acquired and divested since January 1, 2000 and a decrease in net motel revenues for motels owned during both periods of $1,334,000 or 7.54%. Net operating revenue as a percent of total revenues was 8.33% and 19.72% in 2001 and 2000, respectively. The decrease in net operating income also included the increase in general and administrative expenses of $521,000, and a decrease in depreciation and amortization of $1,026,000 and an increase in impairment losses of $5,702,000 all of which are separately discussed above. The Company also realized an increase in net lease operations of $1,989,000 and a decrease in vending operations of $97,000.

           Interest expense decreased to $20,173,000 in 2001 from $24,844,000 in 2000, a decrease of $4,671,000. The decrease is principally due to a decrease in average outstanding borrowings, specifically a decrease in the 12% Senior Subordinated Debt.

           Gain on sale of properties amounted to $3,669,000 in 2001 as compared to $2,177,000 in 2000. The gain in 2001 resulted from the sale of three motel properties and a general partner interest compared with the sale of eight motel properties sold in 2001. Minority interests declined from 2001 to 2000 due to the sale of both partnership interests.

            Net loss increased $8,034,000 to a net loss of $8,818,000 in 2001 from a net loss of $784,000 in 2000. Included in the net increase are the impairment losses of $5,702,000 and a net gain on early extinguishment of debt on the 12% Senior Subordinated debt of $390,000 net of tax of $249,000.

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

                  The Company's debt service requirements consist of the obligation to make interest and principal payments on its outstanding indebtedness. As of December 31, 2002, the Company has principal repayment obligations of $32,823,000, $19,079,000 and $120,696,000 for the years ending
December 31, 2003, 2004 and 2005, respectively. During 2002 the Company was advanced $3.9 million on a loan of $7.0 million for construction advances on a property under construction. In June 2001, the Company refinanced $3,997,000 of debt with new loans of $3,425,000 at 8.84% due August 1, 2011, with monthly principal and interest payments of $30,464 secured by two properties located in East Syracuse, NY and Wilson, NC. In July 2001, the Company borrowed $1,000,000 at prime plus .5% due June 12, 2002 which has been repaid in full. In July 2001, the Company borrowed $3,500,000 at 8.67% due September 1, 2011 with monthly principal and interest payments of $30,751 secured by one property in Milford, MA, which was used to pay off an existing construction loan with a balance of $2,877,000. In August 2001, a subsidiary of the Company purchased a vending company and assumed debt in the amount of $250,000, non interest bearing with three annual payments of $83,333, due August 24, 2002, August 24, 2003 and August 24, 2004, $134,000, due November 1, 2008, with monthly principal and interest payments of $2,168 and $111,000, due April 1, 2007, with monthly principal and interest payments of $2,146. In October 2001, the Company repurchased an additional $1.9 million of the 12% Senior Subordinated Notes from an affiliate at fair market value for a pre-tax gain of $639,000.

           As discussed in Note 14 - Going concern, the Company is currently in default with respect to certain covenants on its Senior Subordinated Notes and also a $8.4 million note. The Company is seeking to extend the maturity dates and reduce the interest rates. The Company does not have sufficient liquidity to repay the notes if demanded by the holders and accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

         The Company's capital expenditure requirements principally include capital improvements and the refurbishment of lodging facilities as part of an ongoing strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of investment properties) of $4,243,000 $2,971,000 and $4,641,000, in 2002, 2001 and 2000,
respectively. In addition, as of December 31, 2002, the Company has $1,199,000 of cash restricted for future refurbishment, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. In order to complete construction on a property in Santa Monica, CA the company estimates it will need an additional $2,600,000 above the available financing. For the year ended December 31, 2002 cash and cash equivalents increased $48,000 from the balance at December 31, 2001. A total of $17,005,000 of cash was provided by operating activities, $6,741,000 of cash was provided by investing activities and $23,699,000 of cash was used in financing activities. Net investing activities include: $8,337,000 of cash utilized for motel development; $4,2431,000 expended on renovation of existing motel properties; $1,066,000 of cash was used by a increase in cash restricted for refurbishment of properties; and $20,388,000 of cash provided from the sale of investment properties and collections on mortgage and other notes receivable. Cash used by financing activities include: $33,244,000 of cash utilized to repay indebtedness plus $1,144,000 of deferred financing costs less $10,689,000 of proceeds from borrowings.

         The Company is not currently a party to any proceeding, which in management's opinion, is likely to have a material adverse effect on the Company's operating results or financial position. However, subsequent to December 31, 2002, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed. The Company believes that the refinancing will not have any negative impact on the operations or liquidity in the future.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

           As of December 31, 2002, the Company has total outstanding debt of approximately $195,235,000 of which approximately $14,063,000, or 7.2%, is variable rate debt. If market rates of interest on the Company's debt increase by 10%, the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $75,000. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $3,278,000. If market rates of interest on the Company's variable rate debt decreased by 10%, the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $66,000. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $3,367,000.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
               None.

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following chart lists the Company's current directors and executive officers.

     Name               Age           Positions(s) with the Company
------------------     -----   -----------------------------------------------
Paul F. Wallace          66    Director, Chairman and Chief Executive Officer
Kurt M. Mueller          46    Director, President and Chief Financial Officer
Alan H. Baerenklau       57    Director
Ronald P. Stewart        59    Director
Peter W. McClean         59    Director
Philip J. Levien         58    Director
Blane P. Evans           43    Vice President, Secretary & Treasurer

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

Item 11.   EXECUTIVE COMPENSATION

           The following table sets forth the compensation paid or accrued by the Company to each of the Chief Executive Officers and the two other most highly compensated executive officers of the Company, as of the end of the last fiscal year, for services rendered to the Company in all capacities during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                      Year     Salary($)    Bonus($)
-------------------------------------------     ------   ----------   ----------
Paul F. Wallace                                  2002      300,000            -
  Chairman and Chief Executive Officer           2001      300,000            -
                                                 2000      300,000            -

Alan H. Baerenklau                               2000      176,664            -
  President and Chief Operating Officer (1)


Kurt M. Mueller                                  2002      240,000            -
  President and Chief Financial Officer          2001      220,000            -
                                                 2000      200,000            -




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

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth the number of shares of Common Stock beneficially owned by the only entity known to be the beneficial owner of more than 5% of the Company's Common Stock, by each director and by all directors and officers of the Company as a group as of August 20, 2003:

                                                       Shares of Common Stock      Percent
Name and Address of Beneficial Owner                     Beneficially Owned        of Class
--------------------------------------------------    ------------------------    ----------
Principal Stockholders:

New Image Realty, Inc.                                             677,228               85%
888 Seventh Avenue
Suite 3400
New York, NY  10106


Executive Officer and Directors

Paul F. Wallace                                                    684,357 (1)           86%

All Directors and Officers as a Group (11 persons)                 684,357 (2)           86%

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

           Also during 2001, the Company sold three properties to related parties at fair market value for approximately $17.5 million resulting in a deferred gain of $5.4 million and notes receivable of $15.6 million. On two of the three properties the Company retained title to the Land and has leased it on a ground lease to the purchaser.

             During 2002, the company sold and leased back two properties to related parties. Under FAS 66: Accounting for Sales of Real Estate, both sales were required to be recorded on the deposit method, because of the down payment and the continuing involvement of the company in the properties. In the attached financial statements the properties are reflected as operating properties.

Item 14.  Controls and Procedures.

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

                                     PART IV


Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)  1 & 2.  Financial Statements and Schedules

                        See Index to Financial Statements in this Form 10-K.

                3.      Exhibits  -  None



           (b)  Reports on Form 8-K  -  None

                          INDEX TO FINANCIAL STATEMENTS

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                  Years Ended December 31, 2002, 2001 and 2000





Report of Independent Auditors                                           F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001             F-3

Consolidated Statements of Operations for each of the three years
in the period ended December 31, 2002                                    F-4

Consolidated Statements of Changes in Stockholders' Equity for each
of the three years in the period ended December 31, 2002                 F-5

Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 2002                                       F-6

Notes to Consolidated Financial Statements                               F-7

Schedule III:  Leased Real Estate and Accumulated Depreciation           F-22

All other schedules have been omitted because they are not required or are not applicable, or the required information is included in the financial statements or notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
MOA Hospitality, Inc.

We have audited the consolidated balance sheets of MOA Hospitality, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index under Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MOA Hospitality, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 14, the Company is in default under certain loan covenants relating to two notes payable and has insufficient liquidity to repay the amounts outstanding should they become immediately due and payable. Management is currently pursuing the restructuring of these obligations but there can be no assurance as to the outcome of such efforts. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In 2002, as discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".


                                                  /s/Ernst & Young LLP
                                                  ERNST & YOUNG LLP

Chicago, Illinois
July 10, 2003, except for Note 13
  as to which the date is August 26, 2003

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,
                                                                       ---------------------------------
                                                                            2002               2001
                                                                       --------------     --------------
ASSETS
  Current Assets:
  Cash and cash equivalents                                            $   3,200,050      $   3,152,386
  Accounts receivable from property operations, net                        1,731,458          1,461,138
  Operating supplies and prepaid expenses                                  2,067,702          2,313,143
  Current portion of mortgage and notes receivable                           176,004            232,847
                                                                       --------------     --------------
  Total Current Assets                                                     7,175,214          7,159,514
  Investment property:
      Operating properties, net of accumulated depreciation              187,701,549        206,171,937
      Land held for development                                           17,922,691          9,585,383
                                                                       --------------     --------------
  Total investment property                                              205,624,240        215,757,320
  Other Assets:
  Deposits and other assets                                                1,661,982          1,178,232
  Restricted cash                                                          2,801,243          1,735,285
  Mortgage and other notes receivable, less current portion
    including $15,600,813 due from  affiliates                            18,045,938         28,081,388
  Net deferred tax asset                                                   2,029,061          1,559,841
  Financing and other deferred costs, net of accumulated
      amortization of $14,900,058 in 2002 and $17,012,803 in 2001          7,366,145          8,934,021
                                                                       --------------     --------------
  Total Other Assets                                                      31,904,369         41,488,767
                                                                       --------------     --------------
      Total Assets                                                     $ 244,703,823      $ 264,405,601
                                                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Trade accounts payable                                               $   3,459,684      $   1,520,611
  Real estate taxes payable                                                1,403,098          1,459,872
  Accrued interest payable                                                 2,670,137          2,043,464
  Nonrefundable lease deposits and purchase price credits                 25,946,428         23,296,085
  Other liabilities for leased locations                                   5,016,582          4,580,512
  Deferred income                                                          5,394,923          5,474,923
  Other accounts payable and accrued expenses                              4,933,630          2,339,414
  Current portion of long-term debt                                       21,295,794         31,666,797
  12% Senior Subordinated Notes, net of unamortized
      discount of $153,861 in 2002                                        11,373,139                  -
                                                                       --------------     --------------
     Total Current Liabilities                                            81,647,275         72,381,678
  Long-term debt, less current portion:
  Mortgage and other notes payable                                       162,565,947        175,250,273
  12% Senior Subordinated Notes, net of unamortized
      discount of $222,993 in 2001                                                 -         11,304,007
                                                                       --------------     --------------
  Total Long-term debt, excluding current portion                        162,565,947        186,554,280
                                                                       --------------     --------------
  Total Liabilities                                                      244,059,362        258,935,958
                                                                       --------------     --------------

  Stockholders' equity:
      Common stock, $.01 par value, 1,500,000 shares
           authorized; 800,000 shares issued and outstanding                   8,000              8,000
      Additional paid-in capital                                          15,294,284         15,294,284
      Retained deficit                                                   (14,657,823)        (9,832,641)
                                                                       --------------     --------------
  Total stockholders' equity                                                 644,461          5,469,643
                                                                       --------------     --------------
      Total Liabilities and Stockholders' Equity                       $ 244,703,823      $ 264,405,601
                                                                       ==============     ==============


          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31,
                                                                      2002             2001              2000
                                                                  -------------    --------------    -------------
Revenues:
     Motel operating revenues                                     $ 37,712,506     $  43,649,829     $ 55,127,612
     Lease revenues, net of deferred purchase price                 12,662,912        11,768,874        9,832,662
        credit of $1,972,762 in 2002, $1,981,132  in 2001
        and $1,974,766 in 2000
     Vending revenues                                                3,979,037         2,185,316        1,071,916
     Other revenues                                                  2,652,753         2,229,655        2,879,897
                                                                  -------------    --------------    -------------
Total revenues                                                      57,007,208        59,833,674       68,912,087
                                                                  -------------    --------------    -------------
Costs and expenses:
     Motel operating expenses                                       19,836,830        23,221,003       29,358,059
     Marketing and royalty fees                                      2,606,981         3,106,460        3,916,607
     General and administrative                                      5,682,079         6,931,530        6,410,684
     Lease expense                                                     958,423           671,101          455,193
     Vending expense                                                 4,809,138         2,140,611        1,080,673
     Impairment losses and restructuring costs                       1,910,440         5,702,076                0
     Depreciation and amortization                                  11,226,659        13,073,341       14,098,886
                                                                  -------------    --------------    -------------
Total direct expenses                                               47,030,550        54,846,122       55,320,102
                                                                  -------------    --------------    -------------
Net operating income                                                 9,976,658         4,987,552       13,591,985
Interest expense                                                    17,189,766        20,173,024       24,844,090
                                                                  -------------    --------------    -------------
Loss from operations                                                (7,213,108)      (15,185,472)     (11,252,105)

Minority interests                                                           -           (20,290)        (472,095)
Gain on sale of properties                                                   -         3,668,736        2,176,991
                                                                  -------------    --------------    -------------
Income (loss) from continuing operations
     before income taxes                                            (7,213,108)      (11,537,026)      (9,547,209)
Income tax expense (benefit)                                        (2,183,175)       (3,179,239)      (3,659,110)
                                                                  -------------    --------------    -------------
Income (loss) from continuing operations                            (5,029,933)       (8,357,787)      (5,888,099)
Discontinued operations ( including net gain on disposal of
$30,774 in 2002) net of income tax of ($51,769) in 2002,
($534,053) in 2001 and ($343,804) in 2000                             (100,649)         (850,495)        (549,190)
                                                                  -------------    --------------    -------------
Income (loss) before extraordinary item                             (5,130,582)       (9,208,282)      (6,437,289)
                                                                  -------------    --------------    -------------
Extraordinary item:
     Net gain on early extinguishment of debt, net of
     income taxes of $194,600 in 2002, $248,755
     in 2001 and $3,602,298 in 2000                                    305,400           390,392        5,653,349
                                                                  -------------    --------------    -------------
Net Income (Loss)                                                 $ (4,825,182)    $  (8,817,890)    $   (783,940)
                                                                  =============    ==============    =============

Net income (loss) per common share (basic and diluted):
     Income (loss) from continuing operations                     $      (6.29)    $      (10.45)    $      (7.36)
     Income (loss) discontinued operations                               (0.12)            (1.06)           (0.69)
                                                                  -------------    --------------    -------------
     Income (loss) before extraordinary item                             (6.41)           (11.51)           (8.05)
     Extraordinary item                                                   0.38              0.49             7.07
                                                                  -------------    --------------    -------------
Net income (loss) per common share (basic and diluted)            $      (6.03)    $      (11.02)    $      (0.98)
                                                                  =============    ==============    =============

Weighted average number of
     common shares outstanding                                         800,000           800,000          800,000
                                                                  =============    ==============    =============


          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                          Additional         Retained            Total
                                            Common         Paid-In           Earnings        Stockholders'
                                             Stock         Capital           (Deficit)           Equity
                                           ----------   ---------------   ----------------  -----------------
Balance at January 1, 2000                 $   8,000    $   15,294,284    $      (230,811)  $     15,071,473
Net loss                                           -                 -           (783,940)          (783,940)
                                           ----------   ---------------   ----------------  -----------------
Balance at December 31, 2000                   8,000        15,294,284         (1,014,751)        14,287,533
Net loss                                           -                 -         (8,817,890)        (8,817,890)
                                           ----------   ---------------   ----------------  -----------------
Balance at December 31, 2001                   8,000        15,294,284         (9,832,641)         5,469,643
Net loss                                           -                 -         (4,825,182)        (4,825,182)
                                           ----------   ---------------   ----------------  -----------------
Balance at December 31, 2002               $   8,000    $   15,294,284    $   (14,657,823)  $        644,461
                                           ==========   ===============   ================  =================



          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                           2002              2001                2000
                                                                      ---------------   --------------    ----------------
Cash flows provided by (used in) operating activities:

  Net income (loss)                                                   $   (4,825,182)   $  (8,817,890)    $      (783,940)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation, amortization and accretion
        of discount on notes                                              11,717,705       14,041,535          15,226,451
      Impairment losses                                                    1,910,440        6,622,076                   -
      Minority interests of others in income from operations                       -           20,290             472,095
      Deferred income taxes                                                 (469,220)      (2,133,240)            468,601
      Gain on early extinguishment of debt                                  (500,000)        (639,147)         (9,255,647)
      Forfeiture of security deposits and purchase price credits            (890,009)        (542,076)                  -
      Gain on sale of properties                                             (30,774)      (3,668,735)         (2,176,991)
      Change in assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                               (270,320)          75,791             276,670
          Operating supplies, prepaid expenses,
            deposits and other assets                                       (238,309)      (1,642,650)          1,469,440
       Increase (decrease) in liabilities:
          Non-refundable security deposits                                 5,141,661        4,259,029           9,820,559
          Accounts payable and accrued expenses                            4,832,585       (4,338,644)        (12,257,400)
          Accrued interest payable                                           626,673           40,614            (710,063)
                                                                      ---------------   --------------    ----------------
Net cash provided by operating activities                                 17,005,250        3,276,953           2,549,775

Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties                    (8,337,308)      (6,146,781)         (4,238,794)
  Refurbishment of investment properties                                  (4,243,406)      (2,971,346)         (4,640,874)
  Cash restricted for refurbishment of properties                         (1,065,958)         707,723            (592,263)
  Net proceeds from sales of investment properties                         9,920,724        7,001,770          11,165,886
  Collections on mortgage and other notes receivable                      10,467,293       12,945,759           7,092,927
                                                                      ---------------   --------------    ----------------
Net cash provided by investing activities                                  6,741,345       11,537,125           8,786,882

Cash flows provided by (used in) financing activities:
  Repayment of notes payable                                             (33,244,312)     (29,868,992)        (26,477,750)
  Proceeds from notes payable                                             10,688,983       15,365,562          15,060,000
  Distributions to minority interests                                              -                -            (166,953)
  Deferred financing costs                                                (1,143,602)        (320,575)         (1,011,584)
                                                                      ---------------   --------------    ----------------
Net cash used in financing activities                                    (23,698,931)     (14,824,005)        (12,596,287)
                                                                      ---------------   --------------    ----------------
Net decrease in cash and cash equivalents                                     47,664           (9,927)         (1,259,630)

Cash and cash equivalents at beginning of year                             3,152,386        3,162,313           4,421,943
                                                                      ---------------   --------------    ----------------
Cash and cash equivalents at end of year                              $    3,200,050    $   3,152,386     $     3,162,313
                                                                      ===============   ==============    ================

Supplementary disclosure of cash flow information:
  Cash paid during the year for interest, including
  $908,000 in 2002, $428,000 in 2001 and $315,000 in
  2000 capitalized to land held for development.                      $   17,654,278    $  21,049,061     $    27,477,922
                                                                      ===============   ==============    ================

  Cash paid during the year for income taxes                          $            -    $           -     $             -
                                                                      ===============   ==============    ================

          See accompanying notes to consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

1.  Organization and Basis of Presentation

         MOA Hospitality, Inc., an 85%-owned subsidiary of New Image Realty, Inc. ("New Image"), owns, develops, and manages various national brand affiliated limited service lodging facilities in 33 states throughout the United States. At December 31, 2002, the Company's largest concentrations of lodging facilities were located in the States of Georgia and Illinois with 13 lodging facilities in Georgia and 10 lodging facilities in Illinois. The consolidated financial statements include the accounts of MOA Hospitality, Inc. and all wholly owned subsidiaries and all entities in which it has a controlling interest (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation. Certain reclassifications of prior-period amounts have been made to conform with the current-period presentation which have not changed operations or stockholders' equity.

2.  Summary of Significant Accounting Policies

         Use of Estimates- The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Equivalents- Cash equivalents represent liquid assets with a maturity of three months or less when purchased.

         Restricted Cash- Restricted cash represents cash that, under the terms of certain mortgage notes payable, has been set aside for the refurbishment of motel properties and future payment of taxes and insurance.

         Investment Properties- The Company's operating properties are stated at cost less accumulated depreciation. Operating properties, excluding land, are depreciated using the straight-line method over the estimated useful lives of the assets (buildings - 40 years; furniture and equipment - 7 years).

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

         Developments and Land held for development- Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is not recorded until the property is placed in service, which occurs shortly after receipt of a certificate of occupancy.

          Land held for development is carried at cost and is not depreciated. Land held for development includes various vacant land parcels that may have some improvements such as utility service.

2.       Summary of Significant Accounting Policies- (Continued)

         Revenue Recognition- Room revenues and other revenues derived from operation of lodging facilities are recognized when earned.

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

         Financing and Other Deferred Costs- Financing costs are amortized over the terms of the related indebtedness using the level yield method. Franchise costs are amortized using the straight-line method over the life of the related franchise agreement.

         Earnings Per Share- Basic and fully diluted earnings per share are based on the weighted average number of shares of common stock outstanding during each period.

         Income Taxes- Deferred income taxes are recorded based on enacted statutory rates to reflect the tax consequences in future years of the differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred tax assets, such as net operating loss carry forwards, which will generate future tax benefits are recognized to the extent that realization of such benefits through future taxable earnings or alternative tax strategies is more likely than not.

         Reclassifications- Certain reclassifications have been made to previously reported 2000 and 2001 statements in order to provide comparability with the 2002 statements reported herein. These reclassifications have not changed the 2000 and 2001 results or stockholders' equity.

         Impact of New Accounting Standards- In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for financial statements issued for fiscal years beginning after December 15, 2001, the net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 is reflected in the consolidated statement of operations as "Discontinued operations" for all periods presented.

         In accordance with Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections, effective for financial statements issued for fiscal years beginning after May 15, 2002, gains and losses on extinguishments of debt that do not meet the criteria for extraordinary classification are to be classified as a component of income from continuing operations rather than as extraordinary items as previously required under Statement 4. The Company is required to adopt this Statement January 1, 2003 and anticipates that all previously reported extraordinary items resulting from debt extinguishments will be reclassified.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 ("FIN 46").FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management does not anticipate that the provisions of FIN 46 will have a material impact on the Company's financial condition and results of operations.

3.  Mortgage and Other Notes Receivable

         Mortgage notes receivable in the amounts of $17,665,317` and $27,740,936 at December 31, 2002 and 2001, respectively, represent notes collateralized by motel properties. The notes provide for monthly principal and interest (various rates of 6.75% to 10%) receipts over various terms through 2007, although certain notes are callable prior to their due dates.

         Other notes receivable in the amount of $556,625 and $573,299 at December 31, 2002 and 2001, respectively, bear an interest rate of 11% and are receivable through 2016.

         Notes receivable of $8,245,494 at December 31, 2001 have been pledged as collateral for a loan facility. The loan facility had an outstanding balance of $3,191,955 at December 31, 2001. The loan was repaid during 2002

         At December 31, 2001 and December 31, 2002 approximately $15.6 million of notes receivable are due from affiliated entities. See note 9. One of the notes has been amended to reduce the monthly payments until September 1, 2004. The reduction is to be deferred and added to the amount due at maturity, June 1, 2006. The amount deferred ($ 288,000) is included in Accounts Receivable in the December 31, 2002 financial statements.


4.  Operating Properties

         The major classes of operating properties, at cost, are as follows:

                                                December 31,
                                     ---------------------------------
                                          2002               2001
                                     --------------     --------------
Land                                 $  40,728,933      $  42,918,880
Buildings                              195,392,617        204,907,435
Furniture and Equipment                 55,636,590         57,758,228
                                     --------------     --------------
                                       291,758,140        305,584,543
Less:  Accumulated depreciation       (104,056,591)       (99,412,606)
                                     --------------     --------------
                                     $ 187,701,549      $ 206,171,937
                                     ==============     ==============

         Depreciation expense equaled $9,292,455, $11,174,249, and $11,886,201 for the years ended December 31, 2002, 2001 and 2000, respectively.


5.   Notes Payable and Senior Subordinated Notes

         In September 1995, the Company completed funding of a financing transaction with Nomura Asset Capital Corporation ("NACC"). Motels of America, L.L.C. (the "LLC"), a limited purpose subsidiary, obtained a loan from NACC in the principal amount of $158.8 million evidenced by a Promissory Note ("Note") due 2015. The Note is secured by 93 motel properties owned by the LLC. The loan requires fixed monthly payments (based on a 20-year amortization schedule) of principal and interest totaling approximately $1,390,000 through October 11, 2005; thereafter, if the loan is not repaid, excess cash flow as defined is applied as additional principal payments until October 10, 2015 (The maturity date). Interest accrues at 8.62% through October 11, 2005, and thereafter at a fixed rate per annum equal to the greater of (i) 10.62% or (ii) the yield as of October 11, 2005 on ten-year U.S. Treasury notes, plus 4.5%.

           The terms of the secured note payable prohibit prepayments and contain customary restrictive covenants. Release of lien on related collateral properties may be achieved only via defeasance using U.S. government securities, as defined in the agreements. Scheduled principle payments required on the secured note payable are approximately $5,438,000 in 2003, and $5,900,980 in 2004. If the loan is not repaid in 2005, principle payments in 2005 and subsequent periods will be dependent upon various factors as described above. See Note 13 for a discussion of events subsequent to December 31, 2002.

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

           The Company is currently in default with respect to certain covenants pertaining to its unsecured Senior Subordinated Notes ("Notes"). Accordingly, holders of not less than 25% of the outstanding Notes may call the outstanding principal and accrued interest thereon immediately due and payable.(See Note 14)

         An extraordinary gain of $5,653,349, net of income taxes, was recognized in 2000 relating to the repurchase of the 12% Subordinated Notes.

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

A summary of mortgage and other notes payable is as follows:

                                                                                      December 31,
                                                                           ------------------------------------
                                                                                2002                2001
                                                                           ---------------     ----------------
Mortgage and other notes:

Mortgage note payable secured by 93 motels, with interest at
 8.62% through October 10, 2005, then rate equal to greater of
 10.62% or ten-year treasury note plus 4.5%;  monthly principal
 and interest; due October 11, 2015.                                       $  131,118,878      $  136,103,458

Mortgage note payable secured by 1 motel, with interest at 9.5%
 for the first 3 years which ends April 2003, then adjusted
 at years 3 and 6 to prime plus 0.5%;  monthly principal and
 interest;  due April 20, 2007.                                                 1,992,115            2,035,890

Mortgage note payable secured by 1 motel, with interest at
 9%;  monthly principal and interest;  due December 1, 2010.                    2,882,367            2,943,819

Mortgage note payable secured by 2 motels at December 31, 2001 with variable interest tied to treasury constant maturity plus
 3.75%; monthly principal and interest;  paid in full October 1, 2002                   -            1,285,613

Mortgage note payable secured by 1 motel, with interest at 7.75%
 through 2/1/04, then adjusted to 6-month treasury bill plus 3%;
 monthly principal and interest;  due February 1, 2009.                         2,464,410            2,541,385

Mortgage note payable secured by 2 motels, with interest at LIBOR plus 3.25%; monthly principal and interest; additional monthly
 principal payment of $17,232.68, due January 1, 2004.                          6,520,018            6,829,164

Mortgage note payable secured by 1 and 4 motels at December 31, 2002 and 2001 respectively, with interest at prime plus 0.5%;
 monthly principal and interest;  due April 1, 2006.                            1,114,326            4,791,828

Note payable unsecured, with a fixed interest rate of 10%, initial principal payment $575,000 and three additional annual principal
 payments of $200,000;  repaid in full July 31, 2002.                                   -              190,521

Note payable secured by a guarantee of New Image, with a fixed interest rate of 14%; interest payments payable quarterly;
 due on demand. (See Note 14)                                                   8,400,000            8,400,000

Note payable  with a fixed interest rate of 4%, principal payments
 monthly of $10,000 plus interest, due on March 1, 2003                            30,000                    -

Notes payable secured by vending equipment, interest rate of 6.95%
 monthly  principal and interest; due May 1, 2004 and June 20, 2004                13,789                    -

Note payable secured by vending equipment, interest rate of 5.5%
 monthly principal and interest; due March 1, 2004                                 27,090                    -


Notes payable secured by 8 motels at December 31, 2001 and a pledge of stock of one of MOA Hospitality, Inc.'s subsidiaries, with interest at a floating rate of LIBOR plus 3% monthly principal and
 interest; repaid in full during 2002                                                   -           10,243,677

Industrial development revenue bonds secured by 1 motel, with interest payable semi-annually at 10.5%; annual sinking fund redemptions of principal on December 1 through 2016; due
 December 1, 2016.                                                              3,275,000            3,275,000

Note payable secured by $20,098,000 of 12% subordinated notes repurchased by the Company, with a fixed interest rate of 9.5%;
 monthly interest and semi-annual principal payments; repaid
 in full May 31, 2002.                                                                  -              800,000

Note payable secured by notes receivable, with an interest rate of prime plus 1.25%; monthly principal and interest; repaid
 in full December 23, 2002.                                                             -            3,191,954

Note payable secured by $15,000,000 of 12% subordinated notes repurchased by the Company, with a fixed interest rate of 13.5%;
 monthly interest payments;  repaid on October 11, 2002.                                -            4,629,010

Note payable secured by $10,497,000 of 12% subordinated notes repurchased by the Company, with a variable interest rate;
 monthly interest payments;  due April 15, 2004.                                2,966,449            4,472,170

Note payable secured by $20,929,000 of 12% subordinated notes repurchased by the Company, with a fixed interest rate of 12%;
 monthly interest payments;  due April 15, 2004.                                2,000,000            2,000,000

Note payable secured by $20,929,000 of 12% subordinated notes repurchased by the Company, with a fixed interest rate of 12%;
 monthly interest payments;  due April 15, 2004.                                  600,000              600,000

Note payable secured by $20,929,000 of 12% subordinated notes repurchased by the Company, with a fixed interest rate of 12%;
 monthly interest payments;  due April 15, 2004.                                  348,680              548,704

Note payable secured by the cash flow of the LLC, with interest
 at 10.5%;  monthly principal and interest;  due May 15, 2004.                  1,335,559            2,160,411

Mortgage note payable secured by 1 motel, with interest at 8.84%;
 monthly principal and interest;  paid in full August 9, 2002.                          -            1,389,146

Mortgage note payable secured by 1 motel, with interest at 8.67%;
 monthly principal and interest;  due August 1, 2011.                           3,407,676            3,477,905

Mortgage note payable secured by 1 motel, with interest Libor +3.8%
 monthly interest and fixed principle payments; due November 1, 2012            1,596,280                    -

Mortgage note payable secured by 1 motel, with interest at 8.84%;
 monthly principal and interest;  due July 1, 2011.                             1,969,183            2,009,300

Note payable secured by the stock of a subsidiary; with interest at
 15% Payable on demand.                                                         5,000,000                    -

Construction loan secured by motel in progress, with interest at prime plus 1.25%;  monthly interest through 2/1/03, then principal
 and interest; due March 1, 2006.  Total loan available is $7,000,000.          6,429,066            2,512,288

Unsecured promissory note, bearing no interest, with annual principal
 payments of $83,333;  due August 24, 2004.                                       166,667              250,000

Unsecured promissory note, with interest at 9.75%;  monthly principal
 and interest;  repaid in full July 1, 2002.                                            -                1,884

Promissory note secured by vending equipment, with interest at 9.98%;
 monthly principal and interest;  due November 1, 2008.                           114,814              128,616

Promissory note secured by vending equipment, with interest at 9.98%;
 monthly principal and interest;  due April 1, 2007.                               89,374              105,327
                                                                           ---------------     ----------------

                                                                              183,861,741          206,917,070
                                                  Less current portion        (32,822,793)         (31,666,797)
                                                                           ---------------     ----------------
                                                                           $  151,038,948      $   175,250,273
                                                                           ===============     ================


               An extraordinary gain of $305,000 was recognized in 2002 as a result of the repayment at a discount of $4.7 million of Notes, net of income taxes of $195,000.

         Principal payments required on notes payable and the Senior Subordinated Notes are scheduled as follows:

Years ended December 31,
2003                                      $   32,822,793
2004                                          19,079,289
2005                                         120,696,272
2006                                           7,296,365
2007                                           2,367,092
Thereafter                                    13,126,930
                                          ---------------
Sub-total                                    195,388,741
Less:  Discount, net of accumulated
amortization                                    (153,861)
                                          ---------------
                                          $  195,234,880
                                          ===============





 6.  Leases

         The Company leases certain properties, administrative offices, and equipment under operating leases. The leases generally provide for the Company to pay taxes, insurance, and maintenance expenses related to the leased property. Rent expense was approximately $556,000, $506,000, and $398,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Minimum annual rentals for leases on properties and the corporate office for the five years subsequent to December 31, 2002 and thereafter, are approximately as follows:

Years ended December 31,
2003                                       $   563,000
2004                                           498,000
2005                                           446,000
2006                                           393,000
2007                                           281,000
Thereafter                                     643,000
                                           ------------
                                           $ 2,824,000
                                           ============

         The Company, as lessor, has entered into operating leases with unaffiliated parties to operate seventy-four and seventy-five motel properties at December 31, 2002 and 2001, respectively. Under the terms of these leases, the lessee is responsible for operating costs including all maintenance, repairs, taxes and insurance expense on the leased property. The leases, which have terms ranging from five and a half years to six and half years, provide for monthly rent payments. In addition, the lease grants the lessee an option to purchase the leased properties at prices believed by management to reflect market value, which in the aggregate is $151,376,000 and $142,146,000 at December 31, 2002 and 2001, respectively. Nonrefundable deposits and non-refundable purchase price credits, aggregating approximately $25,946,000 and $23,300,000 at December 31, 2002 and 2001, respectively, received from lessees can be applied towards the purchase prices of the leased properties. Monthly lease payments are allocated between rental income and a nonrefundable purchase price credit to be applied if the purchase option is exercised. The deposits and real estate tax and other amounts collected from the lessees aggregating approximately $5,157,000 and $4,600,000 at December 31, 2002 and 2001,
respectively are reflected in the balance sheet as a liability. Future minimum rentals under the leases (assuming that the purchase options are not exercised prior to expiration) are approximately as follows:

Years ended December 31,
2003                                     $  11,511,000
2004                                        11,384,000
2005                                         3,594,000
2006                                           187,000
                                         --------------
                                         $  26,676,000
                                         ==============

         Total cost basis on the seventy-four leased locations at December 31, 2002 is approximately $146,074,000 with accumulated depreciation of approximately $38,961,000. Total cost basis on the seventy-five leased locations at December 31, 2001 is approximately $138,370,000 with accumulated depreciation of approximately $35,034,000. Depreciation is calculated on a 40 year life of the building.


6.  Leases - (Continued)

         During 2001 and 2002 the lessees at four and three properties respectively, defaulted on their leases, resulting in termination of their leasehold interests and forfeiture of approximately $542,000 and $890,000 in security deposits and purchase price credits, which are included in lease revenue in the statement of operations.


7.  Impairment losses and restructuring costs

         In 2001 and 2002 impairment losses of $6,622,000 and $1,910,440, respectively, were recorded to reflect the write-down of certain properties to their estimated fair value based upon a permanent deterioration in operating results at such properties. During 2002 certain properties were sold and $920,000 of the impairment loss booked in 2001 is now reflected in discontinued operations.

8.  Income Taxes

                  During fiscal year 2002 and fiscal year 2001, the Company recorded a valuation allowance of $454,000 and $581,000, respectively, relating to state net operating losses from previous years that are not expected to be utilized.

Total income tax expense (benefit) was allocated as follows:

                                    2002             2001             2000
                                -------------    -------------    -------------
   Continuing operations        $ (2,183,175)    $ (3,179,239)    $ (3,659,110)
   Discontinued operations           (51,769)        (534,053)        (343,804)
   Extraordinary item                194,600          248,755        3,602,298
                                -------------    -------------    -------------
                                $ (2,040,344)    $ (3,464,537)    $   (400,616)
                                =============    =============    =============

Income tax expense (benefit) consists of:

                                   Current         Deferred          Total
                                -------------    -------------    -------------
Year ended December 31, 2002
   U.S. federal                 $ (2,181,076)    $     (6,839)    $ (2,187,915)
   State and local                    65,493          (60,753)           4,740
                                -------------    -------------    -------------
                                $ (2,115,583)    $    (67,592)    $ (2,183,175)
                                =============    =============    =============
Year ended December 31, 2001
   U.S. federal                 $    (67,539)    $ (3,534,598)    $ (3,602,137)
   State and local                    (1,171)         424,069          422,898
                                -------------    -------------    -------------
                                $    (68,710)    $ (3,110,529)    $ (3,179,239)
                                =============    =============    =============
Year ended December 31, 2000
   U.S. federal                 $ (4,706,551)    $  1,751,331     $ (2,955,220)
   State and local                   157,221         (861,111)        (703,890)
                                -------------    -------------    -------------
                                $ (4,549,330)    $    890,220     $ (3,659,110)
                                =============    =============    =============

Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes and extraordinary item as a result of the following:

                                                              Year Ended December 31,
                                                  ----------------------------------------------
                                                      2002             2001             2000
                                                  -------------    -------------    ------------

  Computed "expected" tax expense (benefit)       $ (2,452,457)    $ (3,922,589)    $ (3,246,051)
  Increase (decrease) in income taxes resulting
  from:
  State income taxes, net of federal
     income tax effect                                (352,051)        (563,240)        (462,086)

  State NOL valuation allowance                        453,971          581,424                -

     Other, net                                        167,362          725,166           49,027

                                                  -------------    -------------    -------------
                                                  $ (2,183,175)    $ (3,179,239)    $ (3,659,110)
                                                  =============    =============    =============


                  The deferred tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes are as follows:

                                                        December 31,
                                               ------------------------------
                                                   2002              2001
                                               -------------    -------------
Deferred tax assets:
  Primarily impairment losses and reserves     $ (4,501,078)    $ (4,890,436)
  State operating loss carryforwards             (2,185,062)      (1,662,303)
  Federal tax credits carryover                    (447,201)        (447,201)
  Other, net                                       (498,442)         (96,689)
                                               -------------    -------------
Deferred tax assets                              (7,631,783)      (7,096,629)
Less:
  Valuation allowance                             1,035,395          581,424
                                               -------------    -------------
Net deferred tax assets                          (6,596,388)      (6,515,205)
Deferred tax liabilities:
  Lease cost amortization                           564,962          681,177
  Investment properties, principally due to
    depreciation and purchase accounting
    adjustments                                   4,002,365        4,274,187
                                               -------------    -------------
Total deferred tax liabilities                    4,567,327        4,955,364
                                               -------------    -------------
Net deferred tax (asset) liability             $ (2,029,061)    $ (1,559,841)
                                               =============    =============

                  The Company is a member of an affiliated group that files a consolidated tax return for federal income tax purposes and has entered into a tax allocation agreement with New Image and its parent corporation. In accordance with the agreement, the Company's tax liability/benefit will be computed as if the Company had filed its own consolidated tax return and is subject to tax on all of its taxable income. At December 31, 2001 and December 31, 2002, approximately $487,000 and $3.9 million, respectively is owed from the parent corporation, which has been included in other accounts payable and accrued expenses.

                  At December 31, 2002, the Company has recognized a net deferred asset relating to net operating loss carryforwards ("NOLs") for state income tax purposes of approximately $15.4 million. The NOLs, which are subject to certain limitations, expire at various dates through 2017.

9.  Acquisitions and Divestitures

                  During 2000, the Company sold eight properties for approximately $20.8 million consisting of $11.2 million in cash and $7.6 million in first mortgage notes. These sale transactions resulted in a net gain of $2.2 million. The Company also sold a vacant parcel of land at cost during 2000. The Company also purchased a parcel of land in February 2000 for approximately $250,000 cash and a note in the amount of $460,000, which was repaid in 2000. Also, in 2000, the Company, as lessor, has leased an additional thirty-two motel properties.

                      During 2001, the Company leased an additional three, and re-leased three of its lodging facilities to third party operators.

           Also during 2001, the Company sold two properties for approximately $5.5 million in cash for a gain of $1.8 million. The Company also sold three additional properties to related parties at prices believed by management to represent fair market value for approximately $17.5 million resulting in a deferred gain of $5.4 million and notes receivable of $15.6 million secured by wrap notes on the properties, which are encumbered by $10,533,933 and $10,888,700 of first mortgage debt that is included in the consolidated financial statements of the Company at December 31, 2002 and 2001, respectively. On two of the three properties the Company retained title to the Land and has leased it on a ground lease to the purchaser. The deferred gain will be recognized when the note receivables are paid in full.

           The Company continues to manage these properties for a fee which was approximately $217,000 for 2002 and $61,000 for 2001. Short term advances for operating and capital expenditures, made by the Company on behalf of the affiliates equaled approximately $426,000 and $464,000 December 31, 2002 and 2001 respectively, and are included in other assets. The Company retained the land underlying two of these properties in the amount of $1,327,000. The buyers' obligations under ground leases require annual aggregate payments of $240,000 through an initial term of 31 years. The Company received interest income on the notes in the amount of $1,205,000 for 2002 and $283,000 for 2001.

           Also during 2001 the Company sold its partnership interest in one lodging facility for $200,000. The Company also recognized a deferred gain of $1.7 million on one of its lodging facilities sold in a prior year.

           During 2001, a subsidiary of the Company purchased a vending company for $624,000 funded by $126,000 cash and assumption of $498,000 of debt.

           During 2002, the Company sold seven properties for approximately $12.2 million for a net gain of approximately $31,000. The gain has been reclassified to discontinued operations as discussed below.

           Also during 2002, the Company leased an additional seven of its lodging facilities to third party operators and took back three of its leased lodging facilities prior to lease expiration. The Company also re-leased one of its lodging facilities to third party operators under terms similar to previous operating leases executed by the Company.

            Also during 2002, the company sold and leased back two properties to related parties. Under SFAS 66: "Accounting for Sales of Real Estate," both sales were required to be recorded on the deposit method, because of the down payment and the continuing involvement of the company in the properties. In the consolidated financial statements the properties are reflected as operating properties. The net of the deposits, interest income and lease expense, which totaled $663,052 at December 31, 2002, is shown net in Other accounts payable and accrued expenses.


           In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long Lived Assets," effective for financial statements issued for fiscal years beginning after December 15, 2001, operating results and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as discontinued operations for all periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:
                                        For the Three Years Ended
                                              December 31,
                                     --------------------------------
                                            (in thousands)
                                     --------------------------------
                                       2002        2001        2000
                                     --------    --------    --------
Revenues

  Motel operating revenues           $   418     $ 1,489     $ 2,970
  Lease revenues                         490         678         310
                                     --------    --------    --------
Total revenues                           908       2,167       3,280
Costs and expenses:
  Motel operating expenses               326         976       2,240
  Marketing and royalty fees              44         138         257
  Lease expenses                         117         112           5
  Impairment loss                          -         920           -
  Depreciation and amortization          422         917         960
                                     --------    --------    --------
Total direct expenses                    909       3,063       3,462
                                     --------    --------    --------
Net operating loss                        (1)       (896)       (182)
Interest expense on mortgage
debt                                     183         489         711
                                     --------    --------    --------
Income (loss) from operations           (184)     (1,385)       (893)
Net gain  on sale of properties           31           -           -
                                     --------    --------    --------
Income (loss) before income taxes       (153)     (1,385)       (893)
Income tax expense (benefit)             (52)       (534)       (344)
                                     --------    --------    --------
Discontinued operations              $  (101)    $  (851)    $  (549)
                                     ========    ========    ========

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

         The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                              Carrying Amount       Fair Value       Carrying Amount       Fair Value
                                    2002               2002               2001                2001
                              ---------------     --------------     ---------------     --------------
Cash and cash equivalents     $    3,200,050      $   3,200,050      $    3,152,386      $   3,152,386

Mortgage and other notes
receivable                        18,221,942         18,196,860          28,314,235         28,015,672

Secured notes payable            183,861,741        181,280,058         206,917,070        202,364,597

12% Senior Subordinated
Notes                             11,373,139          3,411,942          11,304,007          6,765,448



11. Segments
         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No 131, "Disclosures About Segments of an Enterprise and Related Information"("Statement No. 131") establishes standards for the manner in which public business enterprises report information regarding reportable operating segments.

          The Company, directly and through subsidiaries, owned 107 lodging facilities in 33 states, 113 lodging facilities in 36 states and 118 lodging facilities in 38 states for the years ended December 31, 2002, 2001 and 2000, respectively. The Company owns a 100% interest in all of its properties. Seventy-four, seventy-five and seventy-five of its motels for the years ended December 31, 2002, 2001 and 2000, respectively, which are leased to third party tenants pursuant to operating leases and one to an affiliated party. During 2002 the Company sold seven of its properties and as a result the operations for those properties have been reclassified to discontinued operations for all periods presented (See note #9). The Company separately evaluates the performance of each of its motels. However, because each of the motels has similar economic characteristics, the motels have been aggregated into a single dominant motel segment as indicated below.


                                                      2002           2001           2000
                                                   ----------     ----------     ----------
                                                                (in thousands)
Motel operations:
  Motel operating revenue:
    Room revenues                                  $  34,227      $  40,016      $  50,951
    Ancillary motel revenues                           3,486          3,634          4,177
                                                   ----------     ----------     ----------
       Total motel operating revenues                 37,713         43,650         55,128
  Motel costs and expenses:
    Motel operating expenses                          19,836         23,221         29,358
    Marketing and royalty fees                         2,607          3,106          3,917
    Depreciation and amortization                      5,026          6,028          6,933
                                                   ----------     ----------     ----------
       Total motel direct expenses                    27,469         32,355         40,208
                                                   ----------     ----------     ----------
                                                      10,244         11,295         14,920
Lease Operations:
  Lease revenues                                      12,663         11,769          9,832
  Lease operating expenses                               959            671            455
  Depreciation and amortization                        5,400          6,010          6,278
                                                   ----------     ----------     ----------
                                                       6,304          5,088          3,099
Vending Operations:
  Vending revenues                                     3,979          2,185          1,072
  Vending operating expenses                           4,809          2,141          1,081
  Depreciation and amortization                          579            376            226
                                                   ----------     ----------     ----------
                                                      (1,409)          (332)          (235)
Corporate Operations
  Other revenues                                       2,653          2,230          2,880
  General and administrative expenses:
    Management Company Operations                      4,488          5,100          4,813
    Construction/Acquisition and Divestiture             252            471            975
    Vending general and administrative                   943          1,361            622
                                                   ----------     ----------     ----------
      Total general and administrative expenses        5,683          6,932          6,410
Impairment losses and restructuring costs              1,910          5,702              -
Depreciation and amortization                            222            660            662
                                                   ----------     ----------     ----------
                                                      (5,162)       (11,064)        (4,192)
                                                   ----------     ----------     ----------
Net operating income                                   9,977          4,987         13,592
  Interest expense                                    17,190         20,173         24,844
                                                   ----------     ----------     ----------
Loss from operations                                  (7,213)       (15,186)       (11,252)
  Minority interests                                       -            (20)          (472)
  Gain on sale of properties                               -          3,669          2,177
                                                   ----------     ----------     ----------
Income (loss) from continuing operations
  Before income taxes                                 (7,213)       (11,537)        (9,547)
  Income tax expense (benefit)                        (2,183)        (3,179)        (3,659)
                                                   ----------     ----------     ----------
Income (loss) from continuing operations              (5,030)        (8,358)        (5,888)
  Discontinued operations                               (100)          (851)          (549)
                                                   ----------     ----------     ----------
Income (loss) before extraordinary item               (5,130)        (9,208)        (6,437)
   Gain on early extinguishment of debt                  305            390          5,653
                                                   ----------     ----------     ----------
Net Income (loss)                                  $  (4,825)     $  (8,818)     $    (784)
                                                   ==========     ==========     ==========

Total Assets:
Motel operations                                   $ 104,165      $ 117,909      $ 137,785
Lease operations                                     114,975        112,352        121,072
Corporate and other                                   25,564         34,145         28,404
                                                   ----------     ----------     ----------
                                                   $ 244,704      $ 264,406      $ 287,261
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


13. Subsequent Events
         As described in Note 5, "Notes Payable and Senior Subordinated Notes", the Company through LLC has a mortgage note payable secured by 93 of LLC's motels, 24 of which are operated by the Company, and 69 that are leased to third-party tenants. At December 31, 2002, the outstanding balance on this promissory note was $131,118,878. On February 28, 2003, the Company received a default notice from the servicer of the loan ("Servicer") alleging that LLC's lease program violated certain loan covenants. The Company believes that the leasing program, which began in 1998, has been properly disclosed to the lender in both monthly and annual financial reports provided to the lender. In addition, on March 31, 2003, the Company was notified that the loan had been accelerated. The Company disputes the validity of both the default and acceleration notices and has been in negotiations with the Servicer to resolve these issues. In conjunction with such continuing negotiations, the cure date was tolled and extended by the Servicer through July 11, 2003. In July 2003, negotiations with the Servicer stalled and on July 10th, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Subsequent to filing the petition, LLC obtained a commitment to refinance the existing loan and the Servicer agreed to such refinancing subject to a $2.5 million prepayment penalty plus expenses.

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

14. Going concern
           The Company is currently in default with respect to certain covenants pertaining to its unsecured Senior Subordinated Notes ("Notes"). Accordingly, holders of not less than 25% of the outstanding Notes may call the outstanding principal and accrued interest thereon immediately due and payable. The Company has not received notification from the Trustee that the Notes are being called. The Company does not believe it will have sufficient liquidity to repay the Notes from operating cash flow and is therefore seeking to extend the maturity date of the Notes to October 15, 2007 and is seeking a reduction in the interest rate. As a result of the default and the uncertainty with respect to the timing of the repayment of the Notes, the Notes have been classified as a current obligation as of December 31, 2002.

         The Company is currently in default with respect to certain covenants and subsequent to December 31, 2002 ceased paying interest on the $8.4 million note. The Company is currently in negotiation with the holder to restructure the terms of the $8.4 million note that is currently due upon demand and therefore classified as a current obligation as of December 31, 2002. The Company does not have sufficient liquidity to repay the note if demanded by the holder.

         As a result of the uncertainties raised with respect to the above, there can be no assurance that the Company will be successful in its attempts to restructure the terms of the notes and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Other than classifying the Senior Subordinated Notes as a current obligation, no adjustment to the consolidated financial statements at December 31, 2002 have been made to reflect this uncertainty.


                              MOA HOSPITALITY, INC
         SCHEDULE III - LEASED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                             (Dollars In Thousands)

                                                                                               Cost Capitalized
                                       Encumbrances (1)     Initial Cost                    Subsequent to Acqusition
                                       ----------------  ------------------------   ------------------------------------------
                                        December 31,                 Building &                                    Building &
        Location Name                        2002           Land    Improvements       Land      Impairments      Improvements
-----------------------------------    ----------------  --------   -------------   --------    ------------     -------------
Akron Super 8 Motel (3)                $             -   $   176    $      1,431    $     -     $         -      $         70
Anderson Super 8 Motel (3)                           -       146             947          -               -                24
Athens Microtel (3)                                  -       443           1,917          -            (451)               34
Battle Creek Super 8 Motel (3)                       -       112           1,168          -               -                40
Billings Ramada (3)                                  -       668           2,100          -               -               164
Bloomington Super 8 Motel (3)                        -       204           1,468          -               -                64
Brunswick Super 8 Motel (3)                          -       184           1,490          -               -               131
Camden  Travelodge (3)                               -       168             898          -               -                61
Carson City Super 8 Motel (3)                        -       257             706          -               -                28
Cartersville Super 8 Motel (3)                       -        99           1,378          -               -                67
Champaign Super 8 Motel (3)                          -       190           1,773          -               -                18
Charleston Super 8 (3)                               -       172           1,437          -               -               354
Charlottesville Super 8 Motel (3)                    -       220           1,430          -               -                49
Chattanooga Airport Inn                              -       500           1,428          -               -                 -
Chattanooga Super 8 Motel                            -       180           1,047          -               -                70
Columbus IN Super 8 Motel (3)                        -        63           1,480          -               -                36
Crystal Lake Super 8 Motel (3)                       -       283           2,428          -               -               152
Danville Super 8 Motel (3)                           -       151             623          -               -                43
Davenport Super 8 Motel (3)                          -       183           1,503          -               -                97
Decatur Super 8 Motel (3)                            -       193           1,492          -               -                99
Dublin Best Western (3)                              -       598           3,438          -          (1,780)              152
East Memphis Super 8 Motel (3)                       -       456           1,414          -               -                68
Elkhart  Fairway Inn (3)                             -       571             926          -               -               138
Fernandina Beach, the Inn at (3)                     -       912           5,273          -          (1,046)              239
Fitzgerald , The Inn at (3)                          -       472           2,670          -          (1,226)              136
Fremont Super 8 Motel (3)                            -       150             622          -               -                39
Grand Forks Super 8 Motel (3)                        -        86             928          -               -                15
Grand Rapids Super 8 Motel (3)                       -       132           1,240          -               -                24
Greenwood Days Inn (3)                               -       119             656          -               -                36
Hibbing Super 8 Motel (3)                            -       354             587          -               -                 4
Hinesville, The Inn at (3)                           -       703           3,969          -            (600)              193
Independence Super 8 Motel (3)                       -       233           1,916          -               -               145
Indianapolis Days Inn (3)                            -       606           3,852          -               -               417
Janesville Super 8 Motel (3)                         -       134           1,106          -               -                79
Johnson City Super 8 Motel (3)                       -       189           1,593          -               -                87
Kalamazoo Super 8 Motel (3)                          -       153           1,261          -               -                30
Kenosha Super 8 Motel (3)                            -       164           1,304          -               -                86
Lake City Microtel                                   -       441           1,525          -            (543)              111
Las Cruces Super 8 Motel (3)                         -       116           1,291          -               -                89
Lewiston Super 8 Motel (3)                           -       176             653          -               -                41
Lexington Super 8 Motel (3)                          -       372             846          -               -               189
Liberty Super 8 Motel (3)                            -       211           1,663          -               -               138
Litchfield Super 8 Motel (3)                         -       344           1,080          -               -                29
Macon Ramada (3)                                     -       821           4,743          -          (2,065)              149
Melbourne Howard Johnson (3)                         -       593           3,391          -               -               233
Minot Super 8 Motel (3)                              -       131             968          -               -                81
Muncie Days Inn (3)                                  -       429             668          -               -                36
Muskegon Super 8 Motel (3)                           -       160           1,181          -               -                19
NW Kansas City Super 8 Motel (3)                     -       181           1,633          -               -                58
Panama City Super 8 Motel (3)                        -       211           1,595          -               -               125
Pensacola Super 8 Motel (3)                          -       154           1,013          -               -                 7
Peru Super 8 Motel (3)                               -       197           1,370          -               -                94
Phoenix Super 8 Motel                                -       490           1,915          -            (580)              269
Red Wing Super 8 Motel (3)                           -       500           1,371          -               -                (3)
Rice Lake Super 8 Motel (3)                          -       547             951          -               -                23
Richmond Best Western (3)                            -       457           2,567          -               -               116
Rome Super 8 Motel (3)                               -        93           1,158          -               -                45
Saginaw Super 8 Motel (3)                            -       168           1,156          -               -                42
Salina Super 8 Motel (3)                             -       261           1,012          -               -                68
Salt Lake Super 8 Motel                              -       785           3,917          -               -               381
Savage Comfort Inn (3)                               -       574           1,436          -             (75)               77
Shreveport Super 8 Motel (3)                         -       456           2,249          -               -               133
Sioux Falls Super 8 Motel (3)                        -       225           1,503          -               -                45
South Springfield Super 8 Motel (3)                  -       323           1,569          -               -                55
Springfield IL. Super 8 Motel (3)                    -       243           1,226          -               -                94
Springfield MO. Super 8 Motel (3)                    -       150           1,119          -               -                35
St Clairsville Super 8 Motel (3)                     -       273           1,363          -               -                59
Topeka Super 8 Motel (3)                             -       168           1,299          -               -                84
Tuscola Super 8 Motel (3)                            -       488           1,569          -               -                46
Union City Super 8 Motel (3)                         -       211             850          -               -                73
Warner Robins Super 8 Motel (3)                      -       102           1,555          -               -                95
Waukegan Super 8 Motel (3)                           -       231           1,659          -               -               201
Weldon Orchard Inn (3)                               -       229             919          -               -               288
Westwood Pacific Best Western (3)                    -     1,685           6,260          -               -               141
                                       ----------------  --------   -------------   --------    ------------     -------------
TOTAL LEASED                           $             -   $23,823    $    123,142    $     -     $    (8,366)     $      7,253
                                       ================  ========   =============   ========    ============     =============


                             MOA HOSPITALITY, INC
         SCHEDULE III - LEASED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                       (Dollars In Thousands) - Continued

                                                                                  Accumulated         Date of
                                                                                 Depreciation      Acquisition (A)
                                                    Building &                  at December 31,     or Placed (P)       Year of
              Location Name              Land      Improvements      Total         2002 (2)          in Service       Construction
-----------------------------------    --------    ------------    ---------    ---------------    ---------------    ------------
Akron Super 8 Motel (3)                $   176     $     1,501     $  1,676     $          582        Jul 1987 (A)          1986
Anderson Super 8 Motel (3)                 146             971        1,116                383        Jul 1987 (A)          1986
Athens Microtel (3)                        443           1,500        1,942                205        Oct 1998 (A)          1998
Battle Creek Super 8 Motel (3)             112           1,208        1,320                475        Jul 1987 (A)          1985
Billings Ramada (3)                        668           2,264        2,931                451        Sep 1994 (A)          1978
Bloomington Super 8 Motel (3)              204           1,531        1,735                598        Jul 1987 (A)          1985
Brunswick Super 8 Motel (3)                184           1,620        1,804                620        Jul 1987 (A)          1986
Camden  Travelodge (3)                     168             959        1,126                200        Apr 1994 (A)          1989
Carson City Super 8 Motel (3)              257             733          989                353        Jun 1985 (P)          1985
Cartersville Super 8 Motel (3)              99           1,444        1,543                559        Jul 1987 (A)          1986
Champaign Super 8 Motel (3)                190           1,791        1,980                673        Jul 1987 (A)          1984
Charleston Super 8 (3)                     172           1,791        1,963                635        Mar 1993 (A)          1973
Charlottesville Super 8 Motel (3)          220           1,479        1,698                577        Jul 1987 (A)          1986
Chattanooga Airport Inn                    500           1,428        1,928                  -        Oct 2002 (A)          1972
Chattanooga Super 8 Motel                  180           1,117        1,296                429        Jul 1987 (A)          1986
Columbus IN Super 8 Motel (3)               63           1,516        1,578                601        Jul 1987 (A)          1984
Crystal Lake Super 8 Motel (3)             283           2,580        2,863                992        Jul 1987 (A)          1983
Danville Super 8 Motel (3)                 151             666          817                246        Jul 1987 (A)          1987
Davenport Super 8 Motel (3)                183           1,599        1,782                616        Jul 1987 (A)          1984
Decatur Super 8 Motel (3)                  193           1,591        1,783                614        Jul 1987 (A)          1983
Dublin Best Western (3)                    598           1,811        2,408                760        Apr 1994 (A)          1984
East Memphis Super 8 Motel (3)             456           1,482        1,937                470        Jun 1990 (A)          1990
Elkhart  Fairway Inn (3)                   571           1,064        1,635                206        Apr 1994 (A)          1990
Fernandina Beach, the Inn at (3)           912           4,466        5,377              1,162        Apr 1994 (A)          1985
Fitzgerald , The Inn at (3)                472           1,581        2,052                593        Apr 1994 (A)          1985
Fremont Super 8 Motel (3)                  150             661          810                267        Jun 1989 (A)          1986
Grand Forks Super 8 Motel (3)               86             943        1,029                374        Jul 1987 (A)          1983
Grand Rapids Super 8 Motel (3)             132           1,264        1,395                499        Jul 1987 (A)          1986
Greenwood Days Inn (3)                     119             693          811                273        Jul 1987 (A)          1986
Hibbing Super 8 Motel (3)                  354             591          944                121        Apr 1994 (A)          1993
Hinesville, The Inn at (3)                 703           3,562        4,264              1,194        Apr 1994 (A)          1976
Independence Super 8 Motel (3)             233           2,060        2,293                669        Jul 1987 (A)          1983
Indianapolis Days Inn (3)                  606           4,269        4,875                824        Apr 1994 (A)          1985
Janesville Super 8 Motel (3)               134           1,185        1,319                456        Jul 1987 (A)          1985
Johnson City Super 8 Motel (3)             189           1,680        1,868                648        Jul 1987 (A)          1986
Kalamazoo Super 8 Motel (3)                153           1,292        1,445                508        Jul 1987 (A)          1985
Kenosha Super 8 Motel (3)                  164           1,390        1,553                538        Jul 1987 (A)          1984
Lake City Microtel                         441           1,092        1,533                181        Jun 1998 (P)          1998
Las Cruces Super 8 Motel (3)               116           1,380        1,496                536        Jul 1987 (A)          1981
Lewiston Super 8 Motel (3)                 176             693          869                320        Jun 1985 (P)          1985
Lexington Super 8 Motel (3)                372           1,035        1,407                393        Apr 1987 (P)          1987
Liberty Super 8 Motel (3)                  211           1,801        2,012                697        Jul 1987 (A)          1980
Litchfield Super 8 Motel (3)               344           1,110        1,453                224        Apr 1994 (A)          1987
Macon Ramada (3)                           821           2,827        3,647              1,783        Apr 1994 (A)          1987
Melbourne Howard Johnson (3)               593           3,624        4,217                750        Apr 1994 (A)          1990
Minot Super 8 Motel (3)                    131           1,049        1,180                398        Jul 1987 (A)          1977
Muncie Days Inn (3)                        429             704        1,132                146        Apr 1994 (A)          1990
Muskegon Super 8 Motel (3)                 160           1,200        1,359                475        Jul 1987 (A)          1986
NW Kansas City Super 8 Motel (3)           181           1,691        1,871                658        Jul 1987 (A)          1983
Panama City Super 8 Motel (3)              211           1,720        1,931                656        Jul 1987 (A)          1986
Pensacola Super 8 Motel (3)                154           1,020        1,173                399        Jul 1987 (A)          1985
Peru Super 8 Motel (3)                     197           1,464        1,660                561        Jul 1987 (A)          1986
Phoenix Super 8 Motel                      710           1,604        2,314                205        Dec 1998 (P)          1998
Red Wing Super 8 Motel (3)                 500           1,368        1,867                230        Jan 1996 (A)          1987
Rice Lake Super 8 Motel (3)                547             975        1,521                200        Apr 1994 (A)          1984
Richmond Best Western (3)                  457           2,683        3,139                568        Apr 1994 (A)          1985
Rome Super 8 Motel (3)                      93           1,203        1,295                473        Jul 1987 (A)          1986
Saginaw Super 8 Motel (3)                  168           1,198        1,366                469        Jul 1987 (A)          1985
Salina Super 8 Motel (3)                   261           1,080        1,341                382        Jun 1989 (A)          1984
Salt Lake Super 8 Motel                    785           4,298        5,083              1,505        Mar 1988 (A)          1983
Savage Comfort Inn (3)                     574           1,438        2,012                301        Apr 1994 (A)          1982
Shreveport Super 8 Motel (3)               456           2,382        2,837                488        Apr 1994 (A)          1986
Sioux Falls Super 8 Motel (3)              225           1,548        1,773                619        Jul 1987 (A)          1976
South Springfield Super 8 Motel (3)        323           1,624        1,947                361        Apr 1994 (A)          1987
Springfield IL. Super 8 Motel (3)          243           1,321        1,563                275        Apr 1994 (A)          1985
Springfield MO. Super 8 Motel (3)          150           1,154        1,304                458        Jul 1987 (A)          1985
St Clairsville Super 8 Motel (3)           273           1,422        1,694                554        Jul 1987 (A)          1986
Topeka Super 8 Motel (3)                   168           1,383        1,551                543        Jul 1987 (A)          1984
Tuscola Super 8 Motel (3)                  488           1,614        2,102                325        Sep 1994 (A)          1988
Union City Super 8 Motel (3)               211             923        1,134                327        Jan 1989 (A)          1989
Warner Robins Super 8 Motel (3)            102           1,651        1,752                636        Jul 1987 (A)          1986
Waukegan Super 8 Motel (3)                 231           1,861        2,092                696        Jul 1987 (A)          1986
Weldon Orchard Inn (3)                     229           1,208        1,436                375        Mar 1993 (A)          1973
Westwood Pacific Best Western (3)        1,687           6,401        8,087              1,421        Jan 1994 (A)          1994
                                       --------    ------------    ---------    ---------------
TOTAL LEASED                           $24,045     $   122,029     $146,074     $       38,961
                                       ========    ============    =========    ===============

                              MOA HOSPITALITY, INC
         SCHEDULE III - LEASED REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2002
                                   Continued



(1) The Company has various mortgage notes payable. See footnote 5 to the Company's consolidated financial statements for a description of its mortgage notes payable.

(2) Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

(3) These properties are part of a mortgage covering 93 properties with a balance of $131,118,878 as of December 31, 2002.





              The following table reconciles our historical cost for the years ended December 31, 2002, 2001 and 2000:

                                                            Year ended December 31,
                                                               ( in thousands )
                                                      2002           2001           2000
                                                   ----------     ----------     ----------
Balance, beginning of period                       $ 138,370      $ 140,211      $  83,383
Properties leased during period                       22,172          8,473         56,807
Additions to buildings during period                                     28             20
Sales and lease terminations during the period       (13,576)        (5,723)             -
Impairments                                             (892)        (4,618)             -
                                                   ----------     ----------     ----------
Balance, end of period                             $ 146,074      $ 138,370      $ 140,211
                                                   ==========     ==========     ==========


              The following table reconciles the acccumulated depreciation for the years ended December 31, 2002, 2001 and 2000:


                                                              Year ended December 31,
                                                                 ( in thousands )
                                                        2002              2001        2000
                                                     ----------     ----------     ----------
Balance, beginning of period                         $  35,034      $  30,678      $  17,351
Depreciation prior to lease date                         3,600          1,957         10,635
Depreciation for the period on leased properties         3,284          3,242          2,693
Sales and lease terminations during the period          (2,957)          (843)             -
                                                     ----------     ----------     ----------
Balance, end of period                               $  38,961      $  35,034      $  30,678
                                                     ==========     ==========     ==========

                                                     SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September 2003.
                                      MOA HOSPITALITY, INC.


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

      Signature                        Title                        Date
---------------------------     ------------------------     ------------------
/s/ Paul F. Wallace             Director, Chairman and       September 29, 2003
Paul F. Wallace                 Chief Executive Officer
Principal Executive Officer


/s/ Kurt M. Mueller             Director, President and      September 29, 2003
Kurt M. Mueller                 Chief Financial Officer
Principal Financial Officer


/s/ Alan H. Baerenklau          Director                     September 29, 2003
Alan H. Baerenklau


/s/ Peter W. McClean            Director                     September 29, 2003
Peter W. McClean


/s/ Ronald P. Stewart           Director                     September 29, 2003
Ronald P. Stewart


/s/ Philip J. Levien            Director                     September 29, 2003
Philip J. Levien

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date" ); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions;

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

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

6. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date" ); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions;

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant efficiencies and material weaknesses.

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

7. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




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

8. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date: September 29, 2003


                                              /s/ Paul F. Wallace
                                              Paul F. Wallace
                                              Chief Executive Officer