Form 10-Q
period 2003-03-31
MOA HOSPITALITY INC
filed 2003-11-12
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

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

                               INDEX TO FORM 10-Q

                                                                           Page
Part I          Financial Information

Item 1.         Financial Statements

                Condensed consolidated balance sheets - March 31, 2003       2
                (unaudited) and December 31, 2002.

                Condensed consolidated statements of operations -            3
                Three months ended March 31, 2003 and 2002 (unaudited).

                Condensed consolidated statements of cash flows -            4
                Three months ended March 31, 2003 and 2002 (unaudited).

                Notes to condensed consolidated financial statements -       5
                March 31, 2003 (unaudited).


Item 2.         Management's Discussion and Analysis of Financial            9
                Condition and Results of Operations

                General                                                      9

                Results of Operations                                       10

                Liquidity and Capital Resources                             13

Item 3.         Controls and Procedures                                     14

Part II         Other Information

Item 1.         Legal Proceedings                                           15

Item 2.         Changes in Securities                                       15

Item 3.         Defaults upon Senior Securities                             15

Item 4.         Submission of Matters to a Vote of Security Holders         15

Item 5.         Other Information                                           15

Item 6.         Exhibits and Reports on Form 8-K                            15


Signatures                                                                  16

Certifications                                                              17

                                               PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                March 31,      December 31,
                                                                  2003             2002
                                                              -------------    ------------
                                                              ( Unaudited )
ASSETS
  Current Assets:
  Cash and cash equivalents                                   $      4,301     $     3,200
  Accounts receivable from property operations                       1,841           1,732
  Operating supplies and prepaid expenses                            2,061           2,068
  Current portion of mortgage and notes receivable                     132             176
                                                              -------------    ------------
  Total Current Assets                                               8,335           7,176
  Investment property:
     Operating properties, net of accumulated depreciation         186,143         187,701
     Land held for development                                      20,033          17,923
                                                              -------------    ------------
  Total investment property                                        206,176         205,624
  Other Assets:
  Deposits and other assets                                          1,881           1,662
  Restricted Cash                                                    2,916           2,801
  Mortgage and other notes receivable, less current portion         18,046          18,046
  Net deferred tax asset                                             2,297           2,029
  Financing and other deferred costs, net of accumulated
     amortization of $15,638 in 2003 and $14,900 in 2002             7,189           7,366
                                                              -------------    ------------
  Total Other Assets                                                32,329          31,904
                                                              -------------    ------------
     Total Assets                                             $    246,840     $   244,704
                                                              =============    ============

LIABILITIES, AND
  STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
  Trade accounts payable                                      $      4,454     $     3,460
  Real estate taxes payable                                          1,804           1,403
  Accrued interest payable                                           3,645           2,670
  Nonrefundable lease deposits and purchase price credits           25,993          25,946
  Other liabilities for leased locations                             6,623           5,017
  Deferred income                                                    5,375           5,395
  Other accounts payable and accrued expenses                        2,862           4,934
  Current portion of long-term debt                                 32,430          21,296
  12% Senior Subordinated Notes, net of unamortized
      discount of $137 in 2003 and $153 in 2002                     11,390          11,373
                                                              -------------    ------------
  Total Current Liabilities                                         94,576          81,494

  Long-term debt, less current portion:
  Mortgage and other notes payable                                 153,993         162,566
                                                              -------------    ------------
  Total Long-term debt, excluding current portion                  153,993         162,566
                                                              -------------    ------------
  Total Liabilities                                                248,569         244,060
                                                              -------------    ------------

  Stockholders' equity:
  Common stock, $.01 par value, 1,500,000 shares
     authorized; 800,000 shares issued and outstanding                   8               8
     Additional paid-in capital                                     15,294          15,294
     Retained deficit                                              (17,031)        (14,658)
                                                              -------------    ------------
  Total Stockholders' Equity (Deficit)                              (1,729)            644
                                                              -------------    ------------
      Total Liabilities and Stockholders' Equity (Deficit)    $    246,840     $   244,704
                                                              =============    ============





   See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                          Three Months Ended
                                                               March 31
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------

Revenues:
  Motel operating revenues                             $   6,788     $   7,831
  Lease revenues                                           3,278         2,897
  Vending revenues                                         1,200           842
  Other revenues                                             458           650
                                                       ----------    ----------
Total revenues                                            11,724        12,220
Costs and expenses:
  Motel operating expenses                                 4,555         4,827
  Marketing and royalty fees                                 482           560
  General and administrative                               1,455         1,562
  Lease expenses                                             335           281
  Vending expenses                                         1,409           687
  Depreciation and amortization                            2,942         3,000
                                                       ----------    ----------
Total direct expenses                                     11,178        10,917
                                                       ----------    ----------
Net operating income                                         546         1,303
Interest expense                                           4,356         4,624
                                                       ----------    ----------
Income (loss) from continuing
  operations before income taxes                          (3,810)       (3,321)
                                                       ----------    ----------
Income tax expense (benefit)                              (1,437)       (1,293)
                                                       ----------    ----------
Income (loss) from continuing operations                  (2,373)       (2,028)
Discontinued operations (including net gain
  on disposal of $147) net of income tax of $30                -            45
                                                       ----------    ----------
Net income (loss)                                      $  (2,373)    $  (1,983)
                                                       ==========    ==========




Income (loss) per common share (basic and diluted):
Income (loss) from continuing operations               $   (2.97)    $   (2.54)
Income (loss) from discontinued operations                     -          0.06
                                                       ----------    ----------
Net income (loss)                                      $   (2.97)    $   (2.48)
                                                       ==========    ==========

Weighted average number of
  common shares outstanding                              800,000       800,000
                                                       ==========    ==========



      See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                          Three Months Ended
                                                                               March 31
                                                                       ------------------------
                                                                          2003          2002
                                                                       ----------    ----------
Cash flows used in operating activities:
  Net loss                                                             $  (2,373)    $  (1,983)
  Adjustments to reconcile net loss to cash provided by
    operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                                      2,932         3,031
  Deferred income taxes                                                     (268)        1,355
  Tenant forfeiture of security deposits and purchase price credits         (354)
  Gain on sale of properties                                                   -          (147)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                                   (109)          139
      Operating supplies, prepaid expenses,
        deposits and other assets                                           (213)         (289)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                              1,310           647
        Accrued interest payable                                             975           745
                                                                       ----------    ----------
Net cash provided by operating activities                                  1,900         3,498
Cash flows (used in) provided by investing activities:
  Acquisition and development of investment properties                    (2,110)       (1,227)
  Refurbishment of investment properties                                    (618)         (375)
  Net proceeds from sale of investment properties                              -         2,460
  Cash restricted for refurbishment of properties                           (115)         (135)
  Collections on mortgage and other notes receivable                          44            39
                                                                       ----------    ----------
Net cash (used in) provided by investing activities                       (2,799)          762
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                              5,715           711
  Repayment of notes payable                                              (3,154)       (4,383)
  Deferred costs                                                            (561)          (78)
                                                                       ----------    ----------
Net cash provided by (used in) financing activities                        2,000        (3,750)
                                                                       ----------    ----------
Net increase in cash and cash equivalents                                  1,101           510
Cash and cash equivalents at beginning of period                           3,200         3,152
                                                                       ----------    ----------
Cash and cash equivalents at end of period                             $   4,301     $   3,662
                                                                       ==========    ==========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest                        $   3,381     $   3,877
                                                                       ==========    ==========



     See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2002. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.

2.       Divestitures and Leasing Activities

         In January through March 31, 2003, a property lessee defaulted on the operating lease and the Company is now operating the property.

         Subsequent to March 31, 2003 through August 31, 2003, the Company re-leased the property that was taken back in the first quarter, under substantially the same terms as the previous lease.

         Also subsequent to March 31, 2003 through September 30, 2003, the Company has sold a total of 19 properties that were leased at March 31, 2003 resulting in a net gain of approximately $8,700,000. The total sales proceeds approximated $30,819,000, of which approximately $21,230,000 was used to pay down a new mortgage note as discussed in Note 8 Subsequent Events.

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

                                          For the Three Months Ended
                                                  March 31
                                          --------------------------
                                             2003            2002
                                          ----------      ----------
                                               ( in thousands )
Revenues:
  Motel operating revenues                $       -       $      46
  Lease revenues                                  -               8
                                          ----------      ----------
Total revenues                                    -              54
Costs and expenses:
  Motel operating expenses                        -              80
  Marketing and royalty fees                      -               9
  Lease expenses                                  -               1
  Depreciation and amortization                   -              28
                                          ----------      ----------
Total direct expenses                             -             118
                                          ----------      ----------
Net operating income                              -             (64)
Interest expense on
mortgage debt                                     -               8
                                          ----------      ----------
Income (loss) from operations                     -             (72)
Gain (loss) on sale of properties                 -             147
                                          ----------      ----------
Income (loss) before income taxes                 -              75
Income tax expense (benefit)                      -              30
                                          ----------      ----------
Income (loss) from
discontinued operations                   $       -       $      45
                                          ==========      ==========

3.       Mortgages and Other Notes Payable

         In January through March 31, 2003 the Company was advanced $600,000 for construction advances on one property under construction bringing the total advanced to $7.0 million. The Company also borrowed an additional $5.0 million during the first quarter of 2003. The note is secured by mortgages on five of its properties and interest only is payable monthly until February 13, 2004 when the entire balance is due.

         Subsequent to March 31, 2003, the company refinanced the Mortgage note payable that was due in 2005. See Note 8- Subsequent Events.

         The Company is currently in default with respect to certain covenants on its Senior Subordinated Notes and also a $8.4 million note. The Company is seeking to extend the maturity dates and reduce the interest rates. The Company does not have sufficient liquidity to repay the notes if demanded by the holders and accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Other than classifying the Senior Subordinated Notes as a current obligation, no adjustment to the consolidated financial statements has been made to reflect this uncertainty.

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

6.       Related Parties

                  During each of the quarters ended March 31, 2003 and 2002, the company received approximately $38,000 in management fees from related parties. The Company recognized interest income from related parties during the quarter ended March 31, 2003 and 2002 of approximately $301,000 and $301,000 respectively. Ground lease revenue from related parties for the quarter ended March 31, 2003 totaled approximately $65,000. The Company had receivables relating to these transactions, from related parties, of approximately $486,000 and $426,000 at March 31, 2003 and December 31, 2002 respectively.

   7. Reclassifications

                  Certain reclassifications have been made to previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. Theses reclassifications have not changed the 2002 results or stockholders' equity.

8.       Subsequent Events

         The Company though a subsidiary (LLC) has a mortgage note payable secured by 93 of LLC's motels, 24 of which are operated by the Company, and 69 that are leased to third-party tenants. On February 28, 2003, the Company received a default notice from the servicer of the loan ("Servicer") alleging that LLC's lease program violated certain loan covenants. The Company believes that the leasing program, which began in 1998, has been properly disclosed to the lender in both monthly and annual financial reports provided to the lender. In addition, on March 31, 2003, the Company was notified that the loan had been accelerated. The Company disputes the validity of both the default and acceleration notices and has been in negotiations with the Servicer to resolve these issues. In conjunction with such continuing negotiations, the cure date was tolled and extended by the Servicer through July 11, 2003. In July 2003, negotiations with the Servicer stalled and on July 10th, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Subsequent to filing the petition, LLC obtained a commitment to refinance the existing loan and the Servicer agreed to such refinancing subject to a $2.5 million prepayment penalty plus expenses. Which will be recognized in the third quarter of 2003.

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

10.       Segments

                  As of March 31, 2003, the Company, directly and through subsidiaries, owned 107 lodging facilities in 33 states. The Company owns a 100% interest in all of its properties. The Company operates thirty-four of its motels and leases seventy-three of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.
                                                          Three months ended
                                                               March 31
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
                                                           ( in thousands )
Motel operations:
  Motel operating revenue:
    Room revenues                                      $   5,972     $   6,973
    Ancillary motel revenues                                 816           858
                                                       ----------    ----------
       Total motel operating revenues                      6,788         7,831
  Motel costs and expenses:
    Motel operating expenses                               4,555         4,827
    Marketing and royalty fees                               482           560
    Depreciation and amortization                          1,216         1,348
                                                       ----------    ----------
       Total motel direct expenses                         6,253         6,735
                                                       ----------    ----------
                                                             535         1,096
Lease Operations
    Lease revenues                                         3,278         2,897
    Lease expenses                                           335           281
    Depreciation and amortization                          1,391         1,467
                                                       ----------    ----------
                                                           1,552         1,149

Vending Operations
    Vending revenues                                       1,200           842
    Vending expenses                                       1,409           687
    Depreciation and amortization                            186           144
                                                       ----------    ----------
                                                            (395)           11

Corporate Operations
  Other revenues                                             458           650
  General and administrative expenses:
    Management Company Operations                          1,195         1,142
    Construction/Acquisition and Divestiture                  96             5
    Vending - general and administrative                     164           415
                                                       ----------    ----------
      Total general and administrative expenses            1,455         1,562
Depreciation and amortization                                149            41
                                                       ----------    ----------
                                                          (1,146)         (953)
                                                       ----------    ----------
Net operating income                                         546         1,303
  Interest expense                                         4,356         4,624
                                                       ----------    ----------
Loss from continuing operations before income taxes       (3,810)       (3,321)
  Income tax expense  (benefit)                           (1,437)       (1,293)
                                                       ----------    ----------
Loss from continuing operations                           (2,373)       (2,028)
  Discontinued operations (including net gain on
    disposal of $147) net of income tax of $30                 -            45
                                                       ----------    ----------
Net Loss                                               $  (2,373)    $  (1,983)
                                                       ==========    ==========

Total Assets:
Motel Operations                                       $ 104,788     $ 109,897
Lease Operations                                         112,652       113,599
Other Operations                                          29,400        37,284
                                                       ----------    ----------
                                                       $ 246,840     $ 260,780
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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 HAVE BEEN PREPARED ON THE SAME BASIS AS THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on RevPAR and occupancy throughout 2003 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the first quarter, RevPAR and occupancy have decreased to $27.59 and 57.39%, respectively, for 2003 versus $28.15 and 57.6 % for 2002.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

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


                                                               Supplemental Operating Results and Statistics
                                                   ----------------------------------------------------------------------

                                                                      Three Months Ended March 31
                                                   ----------------------------------------------------------------------
                                                      Motels Owned          Acquisitions/
                                                      Both Periods         Divestitures (6)               Consolidated
                                                   ------------------   ----------------------    -----------------------
                                                     2003      2002        2003        2002          2003         2002
                                                   --------  --------   ----------  ----------    ----------   ----------
                                                                   (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                  $ 5,556   $ 5,683    $     416   $   1,290     $   5,972    $   6,973
    Ancillary motel revenues                           792       796           24          62           816          858
                                                   --------  --------   ----------  ----------    ----------   ----------
      Total motel operating revenues                 6,348     6,479          440       1,352         6,788        7,831
  Motel costs and expenses:
    Motel operating expenses                         4,163     3,911          392         916         4,555        4,827
    Marketing and royalty fees                         458       453           24         107           482          560
    Depreciation and amortization                    1,135     1,164           81         184         1,216        1,348
                                                   --------  --------   ----------  ----------    ----------   ----------
      Total motel direct expenses                    5,756     5,528          497       1,207         6,253        6,735
                                                   --------  --------   ----------  ----------    ----------   ----------
                                                   $   592   $   951    $     (57)  $     145           535        1,096
                                                   ========  ========   ==========  ==========

Lease operations:
Lease revenues                                                                                        3,278        2,897
Lease expenses                                                                                          335          281
Depreciation and amortization                                                                         1,391        1,467
                                                                                                  ----------   ----------
                                                                                                      1,552        1,149
Vending operations:
Vending revenues                                                                                      1,200          842
Vending expenses                                                                                      1,409          687
Depreciation and amortization                                                                           186          144
                                                                                                  ----------   ----------
                                                                                                       (395)          11
Corporate operations:
  Other revenues, net                                                                                   458          650

  General and administrative expenses:
    Management Company Operations                                                                     1,195        1,142
    Construction/Acquisition
        and Divestiture                                                                                  96            5
    Vending general and administrative                                                                  164          415
                                                                                                  ----------   ----------
      Total general and administrative expenses                                                       1,455        1,562
  Depreciation and amortization                                                                         149           41
                                                                                                  ----------   ----------
                                                                                                     (1,146)        (953)
                                                                                                  ----------   ----------
Net operating income                                                                              $     546    $   1,303
                                                                                                  ==========   ==========

Other data:
Number of motels at period end (5)                      29        29            5           6            34           35
Number of rooms at period end (5)                    2,557     2,558          411         490         2,968        3,048
Occupancy percentage (5)                             57.39%    57.60%       39.78%      52.72%        55.14%       58.62%
ADR (1) (5)                                        $ 42.07   $ 42.86    $   31.07   $   11.07     $   41.06    $   43.67
REVPAR (2) (5)                                     $ 27.59   $ 28.15    $   13.07   $    6.12     $   25.74    $   28.76
Net operating income margin (3)                                                                        4.66%       10.66%
Net motel revenue margin (4) (5)                     31.09%    37.22%        3.34%      25.50%        29.32%       35.05%

-------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At March 31, 2003 and March 31, 2002, and for the three months periods then ended, excludes amounts related to the seventy-three motels and seventy-six motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

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

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non-owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $11,724,000 for the three months ended March 31, 2003 from $12,220,000 for the three months ended March 31, 2002, a decrease of $496,000 or 4.06%.

         Motel revenues decreased to $6,788,000 for the three months ended March 31, 2003 from $7,831,000 for the three months ended March 31, 2002, a decrease of $1,043,000 or 13.32%. The motel revenues for motels owned during both periods decreased approximately $131,000 and revenues for motels acquired and divested since January 1, 2001 decreased by $912,000. Motel revenues for motels owned during both periods decreased by 2%. The decrease in motel revenues for motels owned during both periods was attributable to a combined decrease in the average daily rate ("ADR") and the occupancy rate. The ADR for the motels owned during both periods decreased to $42.07 for the three months ended March 31, 2003 from $42.86 for the three months ended March 31, 2002, a decrease of $0.79 or 1.8%. The occupancy for the motels owned during both periods decreased to 57.39% for the three months ended March 31, 2003 from 57.6% for the three months ended March 31, 2002, a decrease of less than 1%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $27.59 for the three months ended March 31, 2003 from $28.15 for the three months ended March 31, 2002, a decrease of $.56 or 2%. The acquired and divested motels had an occupancy percentage of 39.78%, an ADR of $31.07 and REVPAR of $13.07 for the period, which they were owned by the Company in 2003.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $4,555,000 for the three months ended March 31, 2003 from $4,827,000 for the three months ended March 31, 2002, a net decrease of $272,000 or 5.63%. Motel operating expenses for motels acquired and divested since January 1, 2002 decreased to $392,000 for the three months ended March 31, 2003 from $916,000 for the three months ended March 31, 2002, a decrease of $524,000 or 57%. Motel operating expenses increased by $252,000 or 6.4% in the costs of operating the motels owned during both periods. The cost of operating motels owned during both periods increased to $4,163,000 for the three months ended March 31, 2003 from $3,911,000 for the three months ended March 31, 2002. Motel operating expenses as a percentage of motel revenues decreased to 67.1% for the three months ended March 31, 2003 from 61.6% for the three months ended March 31, 2002. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 65.6% for the three months ended March 31, 2003 from 60.4% for the three months ended March 31, 2002.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to $482,000 for the three months ended March 31, 2003 from $560,000 for the three months ended March 31, 2002, a decrease of $78,000 or 13.93%. The marketing and royalty fees for motels owned during both periods increased to $458,000 for the three months ended March 31, 2003 from $453,000 for the three months ended March 31, 2002, an increase of $5,000 or less than 1%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 8.2% for the three months ended March 31, 2003 from 8% for the three months ended March 31, 2002. Marketing and royalty fees for motels acquired and divested since January 1, 2001 decreased to $24,000 for the three months ended March 31, 2003 from $107,000 for the three months ended March 31, 2002.

         Lease operations increased to $1,552,000 for the three months ended March 31, 2003 from $1,149,000 for the three months ended March 31, 2002, an increase of $403,000 as a result more leased properties.

         Vending operations decreased to a loss of $395,000 for the three months ended March 31, 2003 from income of $11,000 for the three months ended March 31, 2002, an increase of $406,000, which is the result of an increase in costs to expand the business.

         Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations decreased $53,000 to $1,195,000 for the three months ended March 31, 2003 from $1,142,000 for the three months ended March 31, 2002, a decrease of 4.6%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division increased $91,000 from $5,000 for the three months ended March 31, 2002 to $96,000 for the three months ended March 31, 2003. Vending General and Administrative expenses decreased $251,000 to $164,000 for the three months ended March 31, 2003 from $415,000 for the three months ended March 31, 2002. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses was 17.6% for the three months ended March 31, 2003 and 14.6% for the three months ended March 31, 2002.

         Depreciation and amortization decreased to $2,942,000 for the three months ended March 31, 2003 from $3,000,000 for the three months ended March 31, 2002, a net decrease of $58,000 or 2%.

         Net operating income decreased to $546,000 for the three months ended March 31, 2003 from $1,303,000 for the three months ended March 31, 2002, a decrease of $757,000 or 58%. The decrease in net operating income included a decrease of $693,000 in net motel revenues (motel revenues less motel operating expenses and marketing and royalty fees). Of the $693,000 decrease in net motel revenues, a decrease of $388,000 resulted from the motels owned during both periods or an decrease of 18.3%. Net motel revenues for motels acquired and divested since January 1, 2001 decreased $305,000. The remaining net decrease is a result of the increased leasing activities and the reduction of management general and administrative expenses. Net operating income as a percent of total revenues was 4.66% for the three months ended March 31, 2003 as compared to 10.7% for the three months ended March 31, 2002.

         Interest expense decreased to $4,356,000 for the three months ended March 31, 2003 from $4,624,000 for the three months ended March 31, 2002, a decrease of $268,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the first quarter of 2003 as compared to the first quarter 2002.

         Discontinued operations decreased to $0 for the three months ended March 31, 2003 compared to a $45,000 for the three months ended March 31, 2002 as a result of the sale of properties in 2002.

         Net loss increased to $2,373,000 for the three months ended March 31, 2003 from $1,983,000 for the three months ended March 31, 2002.

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

         In January through March 31, 2003 the Company was advanced $600,000 on loans of $7 million for construction advances on one property under construction bringing the total advanced to $7 million.

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

         During the first quarter of 2003, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed. The Company believes that the refinancing will not have any negative impact on the operations or liquidity in the future.

         The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $618,000 and $375,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, as of March 31, 2003, the Company had $1,376,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. Capital repairs and maintenance expenses on leased properties are funded by lessees.

         For the three months ended March 31, 2003, cash and cash equivalents increased $1,101,000. This increase consisted of $2,799,000 of funds used by investing activities and $2,000,000 of funds provided by financing activities and $1,900,000 of funds provided by operations. Net investing activities of $2,799,000 include: $2,110,000 of cash utilized for motel development and $618,000 expended on refurbishment of existing properties, and a change in cash restricted for refurbishment of $115,000, offset by $44,000 of cash provided from the collections on mortgage and other notes receivable. Cash used in financing activities includes: $3,154,000 of cash utilized to repay indebtedness, $5,715,000 from proceeds from notes payable and $561,000 expended on deferred costs.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Our principal executive officer, Paul F. Wallace, and our principal financial officer, Kurt M. Mueller, evaluated within 90 days prior to the filing of this Form 10-Q the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

           Since the date of the evaluation of our disclosure controls and procedures by Mr. Wallace and Mr. Mueller described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition. See Note 5 of the Notes to the Condensed Consolidated Financial Statements. During the first quarter of 2003, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed.

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

                                                       MOA HOSPITALITY, INC.




November 7, 2003                      By: /s/  Kurt M. Mueller
                                          -------------------------------------
                                          Kurt M. Mueller
                                          President and Chief Financial Officer


November 7, 2003                      By: /s/   Blane P. Evans
                                          -------------------------------------
                                          Blane P. Evans
                                          Secretary and Treasurer

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

Date:  November 7, 2003
                                             /S/ Kurt M. Mueller
                                             -----------------------
                                             Kurt M. Mueller
                                             Chief Financial Officer

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

Date:  November 7, 2003
                                             /s/ Paul F. Wallace
                                             -----------------------
                                             Paul F. Wallace
                                             Chief Executive Officer

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




Date:  November 7, 2003


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




Date: November 7, 2003


                                          /s/ Paul F. Wallace
                                          -----------------------
                                          Paul F. Wallace
                                          Chief Executive Officer