Form 10-Q
period 2003-06-30
MOA HOSPITALITY INC
filed 2003-11-12
CIK 816746

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
                                                            [ ] Yes    [X] No


Number of shares of Common Stock, $.01 par value outstanding as of
October 14, 2003:      800,000

                               INDEX TO FORM 10-Q

                                                                          Page
Part I    Financial Information

Item 1.   Financial Statements

          Condensed consolidated balance sheets - June 30, 2003             2
          (unaudited) and December 31, 2002.

          Condensed consolidated statements of operations -                 3
          Three months ended June 30, 2003 and 2002 and
          Six months ended June 30, 2003 and 2002 (unaudited).

          Condensed consolidated statements of cash flows -                 4
          Six months ended June 30, 2003 and 2002 (unaudited).

          Notes to condensed consolidated financial statements -            5
          June 30, 2003 (unaudited).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General                                                           9

          Results of Operations                                            10

          Liquidity and Capital Resources                                  16

Item 3.   Controls and Procedures                                          17

Part II   Other Information

Item 1.   Legal Proceedings                                                18

Item 2.   Changes in Securities                                            18

Item 3.   Defaults upon Senior Securities                                  18

Item 4.   Submission of Matters to a Vote of Security Holders              18

Item 5.   Other Information                                                18

Item 6.   Exhibits and Reports on Form 8-K                                 18

Signatures                                                                 19

Certifications                                                             20

                         PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                   June 30      December 31,
                                                                    2003            2002
                                                                -------------   ------------
                                                                 (Unaudited)
ASSETS
  Current Assets:
  Cash and cash equivalents                                     $     4,289     $     3,200
  Accounts receivable from property operations,net                    2,399           1,731
  Operating supplies and prepaid expenses                             1,914           2,068
  Current portion of mortgage and notes receivable                      114             176
                                                                ------------    ------------
  Total Current Assets                                                8,716           7,175
  Investment property:
     Operating properties, net of accumulated depreciation          202,659         187,702
     Land held for development                                        2,493          17,923
                                                                ------------    ------------
  Total investment property                                         205,152         205,625
  Other Assets:
  Deposits and other assets                                           5,156           4,463
  Mortgage and other notes receivable, less current portion          17,855          18,046
  Net deferred tax asset                                              2,705           2,029
  Financing and other deferred costs, net of accumulated
     amortization of $16,474 in 2003 and $14,900 in 2002              6,806           7,366
                                                                ------------    ------------
  Total Other Assets                                                 32,522          31,904
                                                                ------------    ------------
      Total Assets                                              $   246,390     $   244,704
                                                                ============    ============

LIABILITIES, AND
  STOCKHOLDERS' EQUITY (DEFICIT)
  Current Liabilities:
  Trade accounts payable                                        $     3,668     $     3,460
  Real estate taxes payable                                           1,425           1,403
  Accrued interest payable                                            3,771           2,670
  Nonrefundable lease deposits and purchase price credits            26,594          25,946
  Other liabilities for leased locations                              6,697           5,017
  Deferred income                                                     5,355           5,395
  Other accounts payable and accrued expenses                         5,274           4,934
  Current portion of long-term debt                                  38,983          21,296
  12% Senior Subordinated Notes, net of unamortized
     discount of $119,000 in 2003 and $154,000 in 2002               11,408          11,373
                                                                ------------    ------------
  Total Current Liabilities                                         103,175          81,494

  Long-term debt, less current portion:
  Mortgage and other notes payable                                  146,592         162,566
                                                                ------------    ------------
  Total Long-term debt, excluding current portion                   146,592         162,566
                                                                ------------    ------------
  Total Liabilities                                                 249,767         244,060
                                                                ------------    ------------

  Stockholders' equity:
  Common stock, $.01 par value, 1,500,000 shares
     authorized; 800,000 shares issued and outstanding                    8               8
     Additional paid-in capital                                      15,294          15,294
     Retained deficit                                               (18,679)        (14,658)
                                                                ------------    ------------
  Total Stockholders' Equity (Deficit)                               (3,377)            644
                                                                ------------    ------------
      Total Liabilities and Stockholders' Equity (Deficit)      $   246,390     $   244,704
                                                                ============    ============





  See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited, in thousands except share data)


                                                Three Months Ended           Six Months Ended
                                                      June 30                    June 30
                                              -----------------------    -----------------------
                                                 2003         2002          2003         2002
                                              ----------   ----------    ----------   ----------
Revenues:
  Motel operating revenues                    $   9,245    $  10,319     $  16,033    $  18,150
  Lease revenues                                  3,163        3,129         6,441        6,026
  Vending revenues                                1,305        1,014         2,505        1,856
  Other revenues                                    482          711           940        1,318
                                              ----------   ----------    ----------   ----------
Total revenues                                   14,195       15,173        25,919       27,350
Costs and expenses:
  Motel operating expenses                        4,989        5,109         9,544        9,936
  Marketing and royalty fees                        655          711         1,137        1,271
  General and administrative                      1,593        1,623         3,048        3,185
  Lease expenses                                    348          310           683          591
  Vending expenses                                1,480          882         2,889        1,569
  Depreciation and amortization                   3,019        3,009         5,961        6,017
                                              ----------   ----------    ----------   ----------
Total direct expenses                            12,084       11,644        23,262       22,569
                                              ----------   ----------    ----------   ----------
Net operating income                              2,111        3,529         2,657        4,781
Interest expense                                  4,515        4,655         8,871        9,279
                                              ----------   ----------    ----------   ----------
Income (loss) from continuing
  operations before income taxes                 (2,404)      (1,126)       (6,214)      (4,498)
Income tax expense (benefit)                       (756)        (464)       (2,193)      (1,750)
                                              ----------   ----------    ----------   ----------
Income (loss) from continuing operations         (1,648)        (662)       (4,021)      (2,748)

Discontinued operations                               -            -             -           43
                                              ----------   ----------    ----------   ----------
Net income (loss)                             $  (1,648)   $    (662)    $  (4,021)   $  (2,705)
                                              ==========   ==========    ==========   ==========



Income (loss) per common share
  (basic and diluted):
Income (loss) from continuing operations      $   (2.06)   $   (0.83)    $   (5.03)   $   (3.43)
Income (loss) from discontinued operations            -            -     $       -    $    0.05
                                              ----------   ----------    ----------   ----------
Net income (loss)                             $   (2.06)   $   (0.83)    $   (5.03)   $   (3.38)
                                              ==========   ==========    ==========   ==========
Weighted average number of
  common shares outstanding                     800,000      800,000       800,000      800,000
                                              ==========   ==========    ==========   ==========



   See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                              Six Months Ended
                                                                                  June 30
                                                                           ------------------------
                                                                              2003          2002
                                                                           ----------    ----------
Cash flows provided by operating activities:
  Net loss                                                                 $  (4,021)    $  (2,705)
  Adjustments to reconcile net loss to cash provided by
    (used in) operating activities:
  Depreciation, amortization and accretion of
    discount on notes                                                          5,996         6,071
  Deferred income taxes                                                         (676)        1,355
  Tenant forfeiture of security deposits and purchase price credits             (354)            -
  (Gain) loss on sale of properties                                                -          (147)
  Change in assets and liabilities:
  (Increase) decrease in assets:
      Accounts receivable                                                       (668)         (688)
      Operating supplies, prepaid expenses,
        deposits and other assets                                               (138)         (676)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                  3,212         1,881
        Accrued interest payable                                               1,101           720
                                                                           ----------    ----------
Net cash provided by operating activities                                      4,452         5,811
Cash flows provided by (used in) investing activities:
  Acquisition and development of investment properties                        (1,340)       (3,632)
  Refurbishment of investment properties                                      (2,575)       (1,105)
  Net proceeds from sale of investment properties                                  -         3,319
  Cash restricted for refurbishment of properties                               (400)         (395)
  Collections on mortgage and other notes receivable                             253         3,044
                                                                           ----------    ----------
Net cash ( used in) provided by investing activities                          (4,062)        1,231
Cash flows provided by (used in) financing activities:
  Proceeds from notes payable                                                  6,921         2,673
  Repayment of notes payable                                                  (5,208)       (8,811)
  Deferred financing costs                                                    (1,014)         (233)
                                                                           ----------    ----------
Net cash provided by (used in) financing activities                              699        (6,371)
                                                                           ----------    ----------
Net increase in cash and cash equivalents                                      1,089           671
Cash and cash equivalents at beginning of period                               3,200         3,152
                                                                           ----------    ----------
Cash and cash equivalents at end of period                                 $   4,289     $   3,823
                                                                           ==========    ==========

Supplementary disclosure of cash flow information:
       Cash paid during the period for interest                            $   7,856     $   8,583
                                                                           ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                     MOA HOSPITALITY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)


1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in MOA Hospitality, Inc. and Subsidiaries' Annual Report on Form 10-K for the year ended December 31, 2002. The terms "MOA" and the "Company" mean MOA Hospitality, Inc. and its subsidiaries.


2.       Divestitures and Leasing Activities

         During the six months ended June 30, 3003, a property lessee defaulted on the operating lease. The Company operated the property for one month. At that time it was leased to a new third-party tenant.

         Also subsequent to June 30, 2003 through September 30, 2003, the Company has sold a total of 19 properties that were leased at June 30, 2003 resulting in a net gain of approximately $8,700,000. The total sales proceeds approximated $30,819,000 of which approximately $21,230,000 was used to pay down a new mortgage note as discussed in Note 8 Subsequent Events.

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

                                          For the Three Months Ended     For the Six Months Ended
                                                  June 30                       June 30
                                          --------------------------    --------------------------
                                             2003            2002          2003            2002
                                          ----------      ----------    ----------      ----------
                                               ( in thousands )              ( in thousands )
Revenues
  Motel operating revenues                $       -       $       -     $       -       $      46
  Lease revenues                                  -               -             -               8
                                          ----------      ----------    ----------      ----------
Total revenues                                    -               -             -              54
Costs and expenses:
  Motel operating expenses                        -               -             -              80
  Marketing and royalty fees                      -               -             -               9
  Lease expenses                                  -               -             -               1
  Depreciation and amortization                   -               -             -              33
                                          ----------      ----------    ----------      ----------
Total direct expenses                             -               -             -             123
                                          ----------      ----------    ----------      ----------
Net operating income                              -               -             -             (69)
Interest expense                                  -               -             -               8
                                          ----------      ----------    ----------      ----------
Income (loss) from operations                     -               -             -             (77)
Gain (loss) on sale of properties                 -               -             -             147
                                          ----------      ----------    ----------      ----------
Income (loss) before income taxes                 -               -             -              70
Income tax expense (benefit)                      -               -             -              27
                                          ----------      ----------    ----------      ----------
Income (loss) from discontinued
operations                                $       -       $       -     $       -       $      43
                                          ==========      ==========    ==========      ==========


3.       Mortgage and Other Notes Payable

         In January through June 30, 2003 the Company was advanced $600,000 for construction advances on one property under construction bringing the total advanced to $7.0 million. The Company also borrowed an additional $5.0 million during the first quarter of 2003. The note is secured by mortgages on five of its properties and interest only is payable monthly until February 13, 2004 when the entire balance is due.

         Subsequent to June 30, 2003, the company refinanced the Mortgage note payable that was due in 2005. See Note 8- Subsequent Events.

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

6.       Related Parties

                  During the quarters ended June 30, 2003 and 2002, the Company received approximately $50,000 and $54,000 in management fees from related parties. For the six months ended June 30, 2003 and 2002 the Company received approximately $88,000 and $92,000 in management fees. The Company recognized interest income from related parties during each of the quarters ended June 30, 2003 and 2002 of approximately $301,000. For the six months ended June 30, 2003 and 2002 interest from related parties totaled approximately $603,000, respectively. Ground lease revenue from related parties for the six months ended June 30, 2003 and 2002 totaled approximately $130,000 and $65,000, respectively. Ground lease revenue from related parties for each of the quarters ended June 30, 2003 and 2002 totaled approximately $65,000. The Company had receivables relating to these transactions from related parties of approximately $440,000 and $426,000 at June 30, 2003 and December 31, 2002 respectively.

7.       Reclassifications

                  Certain reclassifications have been made to previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. Theses reclassifications have not changed the 2001 results or stockholders' equity.

  8.     Subsequent Events
The Company though a subsidiary (LLC) has a mortgage note payable secured by 93 of LLC's motels, 24 of which are operated by the Company, and 69 that are leased to third-party tenants. On February 28, 2003, the Company received a default notice from the servicer of the loan ("Servicer") alleging that LLC's lease program violated certain loan covenants. The Company believes that the leasing program, which began in 1998, has been properly disclosed to the lender in both monthly and annual financial reports provided to the lender. In addition, on March 31, 2003, the Company was notified that the loan had been accelerated. The Company disputes the validity of both the default and acceleration notices and has been in negotiations with the Servicer to resolve these issues. In conjunction with such continuing negotiations, the cure date was tolled and extended by the Servicer through July 11, 2003. In July 2003, negotiations with the Servicer stalled and on July 10th, LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Subsequent to filing the petition, LLC obtained a commitment to refinance the existing loan and the Servicer agreed to such refinancing subject to a $2.5 million prepayment penalty plus expenses, which will be recognized in the third quarter of 2003.

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

6. Segments

                  As of June 30, 2003 the Company, directly and through subsidiaries, owned 108 lodging facilities in 33 states. The Company owns a 100% interest in all of its properties. The Company operates thirty-four of its motels and leases seventy-four of its motels to third party tenants pursuant to operating leases. The Company separately evaluates the performance of each of its motels.

                                                                   Three months ended             Six months ended
                                                                        June 30                       June 30
                                                                ------------------------      ------------------------
                                                                   2003          2002            2003          2002
                                                                ----------    ----------      ----------    ----------
                                                                      (in thousands)               (in thousands)
Motel operations Motel operating revenues:
    Room revenues                                               $   8,379     $   9,420       $  14,350     $  16,372
    Ancillary motel revenues                                          866           899           1,683         1,778
                                                                ----------    ----------      ----------    ----------
      Total motel operating revenues                                9,245        10,319          16,033        18,150
  Motel costs and expenses:
    Motel operating expenses                                        4,989         5,109           9,544         9,936
    Marketing and royalty fees                                        655           711           1,137         1,271
    Depreciation and amortization                                   1,222         1,271           2,437         2,548
                                                                ----------    ----------      ----------    ----------
      Total motel direct expenses                                   6,866         7,091          13,118        13,755
                                                                ----------    ----------      ----------    ----------
                                                                    2,379         3,228           2,915         4,395
Lease operations:
Lease revenues                                                      3,163         3,129           6,441         6,026
Lease expenses                                                        348           310             683           591
Depreciation and amortization                                       1,380         1,534           2,771         3,080
                                                                ----------    ----------      ----------    ----------
                                                                    1,435         1,285           2,987         2,355
Vending operations:
Vending revenues                                                    1,305         1,014           2,505         1,856
Vending expenses                                                    1,480           882           2,889         1,569
Depreciation and amortization                                         197           139             383           283
                                                                ----------    ----------      ----------    ----------
                                                                     (372)           (7)           (767)            4
Corporate operations:
  Other revenues                                                      482           711             940         1,318
  General and administrative expenses:
    Management Company Operations                                   1,340         1,054           2,533         2,197
    Construction/Acquisition and divestiture                           83            88             180            92
    Vending general and administrative                                170           481             335           896
                                                                ----------    ----------      ----------    ----------
      Total general and administrative expenses                     1,593         1,623           3,048         3,185
  Depreciation and amortization                                       220            65             370           106
                                                                ----------    ----------      ----------    ----------
                                                                   (1,331)         (977)         (2,478)       (1,973)
                                                                ----------    ----------      ----------    ----------
Net operating income                                                2,111         3,529           2,657         4,781
  Interest expense                                                  4,515         4,655           8,871         9,279
                                                                ----------    ----------      ----------    ----------
Income (loss) from continuing operations before income taxes       (2,404)       (1,126)         (6,214)       (4,498)
  Income tax expense (benefit)                                       (756)         (464)         (2,193)       (1,750)
                                                                ----------    ----------      ----------    ----------
Income (loss) from continuing operations                           (1,648)         (662)         (4,021)       (2,748)
Discontinued operations (including net gain on disposal
  of $147 in 2002), net of income taxes.                                -             -               -            43
                                                                ----------    ----------      ----------    ----------
Net income (loss)                                               $  (1,648)    $    (662)      $  (4,021)    $  (2,705)
                                                                ==========    ==========      ==========    ==========

Total Assets:
Motel Operations                                                                              $ 102,965     $ 107,014
Lease Operations                                                                                112,058       117,074
Other Operations                                                                                 31,367        37,262
                                                                                              ----------    ----------
                                                                                              $ 246,390     $ 261,350
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

THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE SUPPLEMENTAL HISTORICAL OPERATING RESULTS PRESENTED BELOW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 HAVE BEEN DERIVED FROM THE INTERIM CONDENSED CONSOLIDATED HISTORICAL FINANCIAL STATEMENTS AND, IN THE OPINION OF THE COMPANY, INCLUDE ALL ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) NECESSARY TO PRESENT FAIRLY THE INFORMATION SET FORTH THEREIN.

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

         The United States lodging industry has experienced downward pressure on ADR and occupancy throughout 2003 due to the overall slowdown in the economy. Such pressure was substantially increased as a result of the September 11, 2001 terrorist attacks on New York and Washington D.C. On a same store basis, through the second quarter ADR decreased to $45.46 for 2003 versus $46.36 for 2002, and occupancy decreased to 62.42% for 2003 versus 64.18% for 2002.

         The Company is actively working with its managers and lessees to reduce operating and overhead expenses and has curtailed or postponed non-essential capital expenditure activities; however, there can be no assurance that the results of such efforts will be sufficient to enable the Company to continue meeting its obligations as they come due.

Three Months Ended June 30, 2003 compared to the Three Months Ended
June 30, 2002

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2002 numbers have been reclassified to conform to the 2003 presentation):

                                                                 Supplemental Operating Results and Statistics
                                                     ----------------------------------------------------------------------
                                                                                 (unaudited)

                                                                         Three Months Ended June 30
                                                     ----------------------------------------------------------------------
                                                           Motels Owned          Acquisitions/
                                                           Both Periods         Divestitures (6)          Consolidated
                                                     ----------------------  ----------------------  ----------------------
                                                        2003        2002        2003        2002        2003        2002
                                                     ----------  ----------  ----------  ----------  ----------  ----------
                                                                         (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                    $   7,576   $   8,091   $     803   $   1,329   $   8,379   $   9,420
    Ancillary motel revenues                               817         831          49          68         866         899
                                                     ----------  ----------  ----------  ----------  ----------  ----------
      Total motel operating revenues                     8,393       8,922         852       1,397       9,245      10,319
  Motel costs and expenses:
    Motel operating expenses                             4,363       4,256         626         853       4,989       5,109
    Marketing and royalty fees                             567         596          88         115         655         711
    Depreciation and amortization                        1,147       1,172          75          99       1,222       1,271
                                                     ----------  ----------  ----------  ----------  ----------  ----------
      Total motel direct expenses                        6,077       6,024         789       1,067       6,866       7,091
                                                     ----------  ----------  ----------  ----------  ----------  ----------
                                                     $   2,316   $   2,898   $      63   $     330       2,379       3,228
                                                     ==========  ==========  ==========  ==========

Lease operations:
Lease revenues                                                                                           3,163       3,129
Lease expenses                                                                                             348         310
Depreciation and amortization                                                                            1,380       1,534
                                                                                                     ----------  ----------
                                                                                                         1,435       1,285
Vending operations:
Vending revenues                                                                                         1,305       1,014
Vending expenses                                                                                         1,480         882
Depreciation and amortization                                                                              197         139
                                                                                                     ----------  ----------
                                                                                                          (372)         (7)
Corporate operations:
  Other revenues, net                                                                                      482         711

  General and administrative expenses:
    Management Company Operations                                                                        1,340       1,054
    Construction/Acquisition
        and Divestiture                                                                                     83          88
    Vending general and administrative                                                                     170         481
                                                                                                     ----------  ----------
      Total general and administrative expenses                                                          1,593       1,623
  Depreciation and amortization                                                                            220          65
                                                                                                     ----------  ----------
                                                                                                        (1,331)       (977)
                                                                                                     ----------  ----------
Net operating income                                                                                 $   2,111   $   3,529
                                                                                                     ==========  ==========

Other data:
Number of motels at period end (5)                          29          29           5           4          34          33
Number of rooms at period end (5)                        2,556       2,557         430         311       2,986       2,868
Occupancy percentage (5)                                 67.39%      70.68%      42.93%      77.99%      63.87%      70.71%
ADR (1) (5)                                          $   48.31   $   49.18   $   46.20   $   57.76   $   48.11   $   50.19
REVPAR (2) (5)                                       $   36.07   $   38.33   $   20.96   $   47.00   $   33.89   $   39.27
Net operating income margin (3)                                                                          14.87%      23.26%
Net motel revenue margin (4) (5)                         45.71%      50.30%      17.19%      32.28%      42.98%      47.76%

--------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2003 and June 30, 2002, and for the three month periods then ended, excludes amounts related to the seventy-four motels and seventy-eight motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

         Effective January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale subsequent to December 31, 2001. For the three months ended June 30, 2003 and 2002, the Company had no disposals of properties.

         Total revenues consist principally of motel operating revenues. Motel operating revenues are derived from room rentals and ancillary motel revenues such as charges to guests for food and beverage service, long distance telephone calls, and fax machine use. Lease revenues are derived from properties leased to third parties. Vending revenues are derived from vending machines used in the motels and also vending machines placed in non owned locations. Other revenues include interest income, and other miscellaneous income. Total revenues decreased to $14,195,000 for the three months ended June 30, 2003 from $15,173,000 for the three months ended June 30, 2002, a decrease of $978,000 or 6.45% primarily as a result of the leasing and sales activities of the Company. As lessor of 74 motels at June 30, 2003 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $9,245,000 for the three months ended June 30, 2003 from $10,319,000 for the three months ended June 30, 2002, a decrease of $1,074,000 or 10.41%. The motel revenues for motels owned during both periods decreased approximately $529,000, in addition there was a decrease of $545,000 in motel revenues for motels acquired and divested since April 1, 2003. Motel revenues for motels owned during both periods decreased by 5.9%. The decrease in motel revenues for motels owned during both periods was attributable principally to a decrease in the occupancy. The occupancy percentage decreased from 70.68% for the three months ended June 30, 2002 to 67.39% for the three months ended June 30, 2003. The ADR for the motels owned during both periods decreased to $48.31 for the three months ended June 30, 2003 from $49.18 for the three months ended June 30, 2002, a decrease of $.87 or 1.8%. Revenue per available room ("REVPAR") for motels owned during both periods decreased to $36.07 for the three months ended June 30, 2003 from $38.33 for the three months ended June 30, 2002, an decrease of $2.26 or 5.9%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $4,989,000 for the three months ended June 30, 2003 from $5,109,000 for the three months ended June 30, 2002, a net decrease of $120,000 or 2.4%. Motel operating expenses for motels acquired and divested since April 1, 2003 decreased to $626,000 for the three months ended June 30, 2003 from $853,000 for the three months ended June 30, 2002, a decrease of $227,000 or 26.6%. The cost of operating motels owned during both periods increased to $4,363,000 for the three months ended June 30, 2003 from $4,256,000 for the three months ended June 30, 2002. The increase in operating costs is principally due to increased labor and related costs. Motel operating expenses as a percentage of motel revenues increased to 54% for the three months ended June 30, 2003 from 49.5% for the three months ended June 30, 2002. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 52% for the three months ended June 30, 2003 from 47.7% for the three months ended June 30, 2002.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisors and other related marketing expenses. Marketing and royalty fees decreased to 655,000 for the three months ended June 30, 2003 from $711,000 for the three months ended June 30, 2002, a decrease of $56,000 or 7.88%. The marketing and royalty fees for motels owned during both periods decreased to $567,000 for the three months ended June 30, 2003 from $596,000 for the three months ended June 30, 2002, an decrease of $29,000 or 4.9%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues increased to 7.5% for the three months ended June 30, 2003 from 7.4% for the three months ended June 30, 2002. The decrease in marketing and royalty fees for motels owned in both periods are principally due to less room revenues.

         Lease operations increased to $1,435,000 for the three months ended June 30, 2003 from $1,285,000 for the three months ended June 30, 2002, an increase of $150,000. There are 74 leased properties with an asset value of $112,058,000 at June 30, 2003 compared with 78 leased properties with an asset value of $117,074,000 at June 30, 2002.

         Vending operations loss increased to ($372,000) for the three months ended June 30, 2003 from ($7,000) for the three months ended June 30, 2002. The decrease of $365,000 is a result of additional spending to promote and acquire new customers and also reclassifying of certain employees from management to field operations.

                  Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction/Acquisition and Divestiture Division and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Company Operations increased $286,000 to $1,340,000 for the three months ended June 30, 2003 from $1,054,000 for the three months ended June 30, 2002, a increase of 27.1%. The general and administrative expenses associated with Construction/Acquisition and Divestiture Division decreased $5,000 from $88,000 for the three months ended June 30, 2002 to $83,000 for the three months ended June 30, 2003. Vending general and administrative expenses decreased $311,000 to $170,000 for the three months ended June 30, 2003 from $481,000 for the three months ended June 30, 2002. This decrease is attributed to the reclassifying of certain employees from management to field operations. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 14.5% for the three months ended June 30, 2003 and 10.2% for the three months ended June 30, 2002.

         Depreciation and amortization increased to $3,019,000 for the three months ended June 30, 2003 from $3,009,000 for the three months ended June 30, 2002, a net increase of $10,000 or less than 1%.

         Net operating income decreased to $2,111,000 for the three months ended June 30, 2003 from $3,529,000 for the three months ended June 30, 2002, a decrease of $1,418,000 or 40.2%. Net operating income as a percent of total revenues was 14.9% for the three months ended June 30, 2003 as compared to 23.3% for the three months ended June 30, 2002.

         Interest expense decreased to $4,515,000 for the three months ended June 30, 2003 from $4,655,000 for the three months ended June 30, 2002, a decrease of $140,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the second quarter of 2003 as compared to the second quarter 2002.

         Net Loss increased to a loss of $1,648,000 for the three months ended June 30, 2003 from a net loss of $662,000 for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     The following chart presents certain historical operating results and statistics discussed herein and is being provided as a supplement to the condensed consolidated financial statements presented elsewhere herein. (certain of the 2002 numbers have been reclassified to conform to the 2003 presentation):

                                                                    Supplemental Operating Results and Statistics
                                                     ---------------------------------------------------------------------------
                                                                                      (unaudited)

                                                                              Six Months Ended June 30
                                                     ---------------------------------------------------------------------------
                                                          Motels Owned             Acquisitions/
                                                          Both Periods            Divestitures (6)            Consolidated
                                                     -----------------------   ----------------------    -----------------------
                                                        2003         2002         2003        2002          2003         2002
                                                     ----------   ----------   ----------  ----------    ----------   ----------
                                                                       (dollars in thousands, except Other data)
Motel operations:
  Motel operating revenues:
    Room revenues                                    $  13,132    $  13,775    $   1,218   $   2,597     $  14,350    $  16,372
    Ancillary motel revenues                             1,609        1,627           74         151         1,683        1,778
                                                     ----------   ----------   ----------  ----------    ----------   ----------
      Total motel operating revenues                    14,741       15,402        1,292       2,748        16,033       18,150
  Motel costs and expenses:
    Motel operating expenses                             8,524        8,167        1,020       1,769         9,544        9,936
    Marketing and royalty fees                           1,025        1,049          112         222         1,137        1,271
    Depreciation and amortization                        2,282        2,336          155         212         2,437        2,548
                                                     ----------   ----------   ----------  ----------    ----------   ----------
      Total motel direct expenses                       11,831       11,552        1,287       2,203        13,118       13,755
                                                     ----------   ----------   ----------  ----------    ----------   ----------
                                                     $   2,910    $   3,850    $       5   $     545         2,915        4,395
                                                     ==========   ==========   ==========  ==========

Lease operations:
Lease revenues                                                                                               6,441        6,026
Lease expenses                                                                                                 683          591
Depreciation and amortization                                                                                2,771        3,080
                                                                                                         ----------   ----------
                                                                                                             2,987        2,355
Vending operations:
Vending revenues                                                                                             2,505        1,856
Vending expenses                                                                                             2,889        1,569
Depreciation and amortization                                                                                  383          283
                                                                                                         ----------   ----------
                                                                                                              (767)           4
Corporate operations:
  Other revenues, net                                                                                          940        1,318

  General and administrative expenses:
    Management Company Operations                                                                            2,533        2,197
    Construction/Acquisition
        and Divestiture                                                                                        180           92
    Vending general and administrative                                                                         335          896
                                                                                                         ----------   ----------
      Total general and administrative expenses                                                              3,048        3,185
  Depreciation and amortization                                                                                370          106
                                                                                                         ----------   ----------
                                                                                                            (2,478)      (1,973)
                                                                                                         ----------   ----------
Net operating income                                                                                     $   2,657    $   4,781
                                                                                                         ==========   ==========

Other data:
Number of motels at period end (5)                          29           29            5           4            34           33
Number of rooms at period end (5)                        2,556        2,557          430         311         2,986        2,868
Occupancy percentage (5)                                 62.42%       64.18%       41.44%      72.39%        59.62%       65.08%
ADR (1) (5)                                          $   45.46    $   46.36    $   39.67   $   54.86     $   44.92    $   47.43
REVPAR (2) (5)                                       $   31.85    $   33.27    $   17.38   $   41.39     $   29.92    $   34.22
Net operating income margin (3)                                                                              10.25%       17.48%
Net motel revenue margin (4) (5)                         39.54%       44.91%       13.14%      29.15%        37.30%       42.41%

--------------------------------------------------

(1) ADR represents room revenues divided by the total number of rooms occupied.
(2) REVPAR represents total motel operating revenues divided by the total number of rooms available.
(3) Net operating income margin represents net operating income divided by total motel operating revenues plus lease revenues plus vending revenues plus corporate other revenues.
(4) Net motel revenue margin represents total motel operating revenues less motel operating expenses and marketing and royalty fees, divided by motel room revenues.
(5) At June 30, 2003 and June 30, 2002, and for the three month periods then ended, excludes amounts related to the seventy-four motels and seventy-eight motels, respectively, which are leased to third party tenants.
(6) Includes newly aquired properties, newly leased properties and properties which were leased that the Company is now operating.

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

         Total revenues decreased $1,431,000 to $25,919,000 for the six months ended June 30, 2003 from $27,350,000 for the six months ended June 30, 2002 or 5.23% primarily as a result of the sales and leasing activities of the Company. As lessor of 74 motels at June 30, 2003 the Company records rental income and does not reflect the gross revenues and expenses of operating these motels.

         Motel revenues decreased to $16,033,000 for the six months ended June 30, 2003 from $18,150,000 for the six months ended June 30, 2002, a decrease of $2,117,000 or 11.66%. The motel room revenues for motels owned during both periods decreased approximately $643,000 or 4.7%; there also was a decrease of $1,379,000 for acquired and divested motels, since January 1, 2003. The ADR for the motels owned during both periods decreased to $45.46 for the six months ended June 30, 2003 from $46.36 for the six months ended June 30, 2002, a decrease of $.90 or 1.9%. The occupancy percentage decreased from 64.18% for the six months ended June 30, 2002 to 62.42% for the six months ended June 30, 2003. The REVPAR for motels owned during both periods decreased to $31.85 for the six months ended June 30, 2003 from $33.27 for the six months ended June 30, 2002, a decrease of $1.42 or 4.3%.

         Motel operating expenses include payroll and related costs, utilities, repairs and maintenance, property taxes, insurance, linens and other operating supplies. Motel operating expenses decreased to $9,544,000 for the six months ended June 30, 2003 from $9,936,000 for the six months ended June 30, 2002, a decrease of $392,000 or 3.95%. The cost of operating motels owned during both periods increased to $8,524,000 for the six months ended June 30, 2003 from $8,167,000 for the six months ended June 30, 2002, an increase of $357,000 or 4.4%. Motel operating expenses for motels acquired and divested since January 1, 2003 decreased to $1,020,000 for the six months ended June 30, 2003 from $1,769,000 for the six months ended June 30, 2002. The increase in operating costs is principally due to increased labor and related costs. Motel operating expenses as a percentage of motel revenues increased to 59.5% for the six months ended June 30, 2003 from 54.7% for the six months ended June 30, 2002. Motel operating expenses as a percentage of motel revenues for the motels owned in both periods increased to 57.8% for the six months ended June 30, 2003 from 53.02% for the six months ended June 30, 2002.

         Marketing and royalty fees include media advertising, billboard rental expense, advertising fund contributions and royalty charges paid to franchisers and other related marketing expenses. Marketing and royalty fees decreased to $1,137,000 for the six months ended June 30, 2003 from $1,271,000 for the six months ended June 30, 2002, a decrease of $134,000 or 10.5%. The marketing and royalty fees for motels owned during both periods decreased to $1,025,000 for the six months ended June 30, 2003 from $1,049,000 for the six months ended June 30, 2002, an decrease of $24,000 or 2.3%. For the motels owned during both periods, marketing and royalty fees as a percentage of room revenues was 7.8% for the six months ended June 30, 2003 and 7.6% for the six months ended June 30, 2002. Marketing and royalty fees for motels acquired and divested since January 1, 2001 decreased to $112,000 for the six months ended June 30, 2003 from $222,000 for the six months ended June 30, 2002.

         Lease operations increased to $2,987,000 for the six months ended June 30, 2003 from $2,355,000 for the six months ended June 30, 2002, an increase of $632,000, the increase is principally due to higher lease revenue, forfeited security deposits, and purchase price credits. There are 74 leased properties with an asset value of $112,058,000 at June 30, 2003 compared with 78 leased properties with an asset value of $117,074,000 at June 30, 2002.

         Vending operations decreased to a loss of $767,000 for the six months ended June 30, 2003 from income of $4,000 for the six months ended June 30, 2002. The decrease of $771,000 is a result of additional spending to promote and acquire new customers and also reclassifying of certain employees from management to field operations.

Corporate general and administrative expenses are segregated by the Company into three separate areas: Management Company Operations, Construction and Development and Vending general and administrative. Included in the Management Company Operations, which is the division responsible for the motel operations, are the costs associated with training, marketing, purchasing, administrative support, property related legal and accounting costs. The major components of these costs are salaries, wages and related expenses, travel, rent and other administrative expenses. The general and administrative expenses for the Management Operations increased $336,000 to $2,533,000 for the six months ended June 30, 2003 from $2,197,000 for the six months ended June 30, 2002, an increase of 15.3%. The general and administrative expenses associated with Construction and Development increased $88,000 from $92,000 for the six months ended June 30, 2002 to $180,000 for the six months ended June 30, 2003. Vending general and administrative expenses decreased $561,000 to $335,000 for the six months ended June 30, 2003 from $896,000 for the six months ended June 30, 2002, due to reclassifying of certain employees from management to field operations. As a percentage of total motel operating revenues, Management Company Operations general and administrative expenses were 15.8% for the six months ended June 30, 2003 and 12.1% for the six months ended June 30, 2002.

         Depreciation and amortization decreased to $5,961,000 for the six months ended June 30, 2003 from $6,017,000 for the six months ended June 30, 2002, a net decrease of $56,000 or 1%.

         Net operating income decreased to $2,657,000 for the six months ended June 30, 2003 from $4,781,000 for the six months ended June 30, 2002, a decrease of $2,124,000 or 44.4%. This is a result of a decrease in motel operating revenues and a higher loss from vending operations. Net operating income as a percent of total revenues was 10.25% for the six months ended June 30, 2003 as compared to 17.5% for the six months ended June 30, 2002.

         Interest expense decreased to $8,871,000 for the six months ended June 30, 2003 from $9,279,000 for the six months ended June 30, 2002, a decrease of $408,000. The decrease in interest expense is reflective of the lower average amount of outstanding borrowings during the six months ending June 30, 2003 as compared to the six months ending June 30, 2002.

         Discontinued operations decreased to $0 for the six months ended June 30, 2003 compared to $43,000 for the six months ended June 30, 2002 as a result of three properties that were sold in 2002. See Note 2 to the condensed consolidated financial statements.

         Net loss increased to $4,021,000 for the six months ended June 30, 2003 from a net loss of $2,705,000 for the six months ended June 30, 2002 primarily as a result of a decrease in motel operating revenues and a higher loss from vending operations.

Liquidity and Capital Resources

         In January through June 30, 2003 the Company was advanced the remaining ..6 million on loans for construction advances on one property under construction in Santa Monica, CA bringing the total advanced to $7.0 million.

                   The Company's capital expenditure requirements principally include capital improvements and refurbishment of its lodging facilities as part of its ongoing operating strategy to provide well-maintained facilities. The Company made capital expenditures (exclusive of acquisitions and development of properties) of $2,575,000 and $1,105,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, as of June 30, 2003, the Company had $1,195,000 of cash restricted for future refurbishment of motel properties, in accordance with certain debt agreements. Management is not aware of any unusual required level of future capital expenditures necessary to maintain its existing properties. Capital repairs and maintenance expenses on leased properties are funded by lessees.

         For the six months ended June 30, 2003, cash and cash equivalents increased $1,089,000. This increase consisted of $4,062,000 of funds used in investing activities and $699,000 of funds provided from financing activities and $4,452,000 of funds provided by operations. Net investing activities of $4,062,000 include: $1,340,000 of cash utilized for motel development, $2,575,000 expended on refurbishment of existing properties, a change in cash restricted for refurbishment of $400,000, offset by collections on mortgage and other notes receivable of $253,000. Cash used in financing activities includes:
$5,208,000 of cash utilized to repay indebtedness; and $1,014,000 of cash used for deferred financing costs and other items offset by $6,921,000 from proceeds from notes payable.

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

         Subsequent to June 30, 2003, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed. The Company believes that the refinancing will not have any negative impact on the operations or liquidity in the future. See Note 8 to the condensed consolidated financial statements

         Also subsequent to June 30, 2003 through September 30, 2003, the Company has sold a total of 19 properties that were leased at March 31, 2003 resulting in a net gain of approximately $8,700,000. The total sales proceeds approximated $30,819,000 of which approximately $21,230,000 was used to pay down a new mortgage note. It is the Company's intent to continue to sell properties in order to meet the mandatory principal reductions. See Note 8 to the condensed consolidated financial statements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

         Our principal executive officer, Paul F. Wallace, and our principal financial officer, Kurt M. Mueller, have evaluated as of the end of the period covered by this report on Form 10-Q, the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

         Since the date of the evaluation of our disclosure controls and procedures by Mr. Wallace and Mr. Mueller described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, results of operations or financial condition. See Note 5 of the Notes to the Condensed Consolidated Financial Statements. Subsequent to June 30, 2003, a subsidiary of the Company (the "LLC") was placed in technical default on one of its loans and was forced to file for Bankruptcy protection under Chapter 11 of the United States Bankruptcy Code on July 10, 2003. On August 26, 2003 the LLC refinanced the loan and the Bankruptcy proceedings were dismissed.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

         31.1 Certification of Chief Executive Officer under Section 302 of Sarbanes Oxley Act of 2002.
         31.2 Certification of Chief Financial Officer under Section 302 of Sarbanes Oxley Act of 2002.
         32.1 Certification of Chief Executive Officer under Section 906 of Sarbanes Oxley Act of 2002.
         32.2 Certification of Chief Financial Officer under Section 906 of Sarbanes Oxley Act of 2002.

         (b) Reports on Form 8-K:

         Not Applicable

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MOA HOSPITALITY, INC.




November 10, 2003                         By:/s/ Kurt M. Mueller
                                         -------------------------------------
                                         Kurt M. Mueller
                                         President and Chief Financial Officer


November 10, 2003                         By:/s/ Blane P. Evans
                                         -------------------------------------
                                         Blane P. Evans
                                         Secretary and Treasurer